Form 10-Q
period 1995-03-31
ALLIED CAPITAL CORP
filed 1995-05-15
CIK 3845

                                  Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                Quarterly report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period                               Commission file number:
ended MARCH 31, 1995                                            814-97
      --------------                                        --------------

                         ALLIED CAPITAL CORPORATION
           ---------------------------------------------------------
            (exact name of Registrant as specified in its charter)


           MARYLAND                                            53-0245085
- - - - - - - -----------------------------                             -------------------
  (State or jurisdiction of                                   (IRS Employer
incorporation or organization)                            Identification  No.)


                             1666 K STREET, N.W.
                                  SUITE 901
                           WASHINGTON, DC   20006
                  ------------------------------------------
                   (Address of principal executive offices)


Registrant's telephone number, including area code: (202) 331-1112
                                                    --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X    NO
                                                    -----     -----

On May 1, 1995 there were 6,162,998 shares outstanding of the Registrant's common stock, $1 par value.

                 ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                               FORM 10-Q INDEX


PART I. FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Statement of Financial Position as of March 31,
             1995 and December 31, 1994. . . . . . . . . . . . . . . . . . . 1

             Consolidated Statement of Operations - For the Three Months
             Ended March 31, 1995 and 1994 . . . . . . . . . . . . . . . . . 2

             Consolidated Statement of Changes in Net Assets - For the
             Three Months Ended March 31, 1995 and 1994. . . . . . . . . . . 3

             Consolidated Statement of Cash Flows - For the Three Months
             Ended March 31, 1995 and 1994 . . . . . . . . . . . . . . . . . 4

             Notes to Consolidated Financial Statements. . . . . . . . . . . 5

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . . . . . . . . . . 6


PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 7

  Item 2.    Changes in Securities . . . . . . . . . . . . . . . . . . . . . 7

  Item 3.    Defaults Upon Senior Securities . . . . . . . . . . . . . . . . 7

  Item 4.    Submission of Matters to a Vote of Security Holders . . . . . . 7

  Item 5.    Other Information . . . . . . . . . . . . . . . . . . . . . . . 7

  Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 7

  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                    (in thousands, except number of shares)


                                                  March 31, 1995        December 31, 1994
                                                  --------------        -----------------
                                                    (unaudited)

Assets

Investments at value:
  Loans and debt securities. . . . . . . . . . . .   $ 84,111                $ 84,949
  Equity securities. . . . . . . . . . . . . . . .     26,269                  28,225
  Other investment assets. . . . . . . . . . . . .      1,861                   1,852
                                                     --------                --------
     Total investments . . . . . . . . . . . . . .    112,241                 115,026
Cash and cash equivalents. . . . . . . . . . . . .      6,000                   6,609
U.S. government securities . . . . . . . . . . . .     11,171                  10,210
Other assets . . . . . . . . . . . . . . . . . . .      3,162                   3,672
                                                     --------                --------
     Total assets. . . . . . . . . . . . . . . . .   $132,574                $135,517
                                                     --------                --------
                                                     --------                --------
Liabilities

Revolving line of credit . . . . . . . . . . . . .   $  1,325                $  2,205
Debentures and notes payable . . . . . . . . . . .     74,800                  74,800
Accrued interest payable . . . . . . . . . . . . .      2,002                   1,393
Investment advisory fee payable. . . . . . . . . .        641                     658
Dividends and distributions payable. . . . . . . .         58                   3,910
Other liabilities. . . . . . . . . . . . . . . . .      1,790                   1,564
                                                     --------                --------
     Total liabilities . . . . . . . . . . . . . .     80,616                  84,530
                                                     --------                --------
Redeemable preferred stock . . . . . . . . . . . .      1,000                   1,000
                                                     --------                --------
Commitments and Contingencies

Shareholders' Equity

  Preferred stock of wholly owned subsidiary,
   $100 par value, 60,000 shares authorized,
   issued and outstanding at 3/31/95 and
   12/31/94. . . . . . . . . . . . . . . . . . . .      6,000                   6,000
  Common stock, $1 par value; 10,000,000 shares
   authorized; 6,162,998 and 6,152,703 shares
   issued and outstanding at 3/31/95
   and 12/31/94. . . . . . . . . . . . . . . . . .      6,163                   6,153
  Additional paid-in capital . . . . . . . . . . .     41,072                  40,960
  Notes receivable from sale of common stock . . .       (816)                   (816)
  Net unrealized appreciation on investments . . .      2,285                   1,110
  Distributions in excess of accumulated earnings.     (3,746)                 (3,420)
                                                     --------                --------
    Total shareholders' equity . . . . . . . . . .     50,958                  49,987
                                                     --------                --------
    Total liabilities and shareholders' equity . .   $132,574                $135,517
                                                     --------                --------
                                                     --------                --------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)


                                        For the Three Months Ended March 31,
                                        ------------------------------------
                                             1995                 1994
                                          ----------           -----------
                                          (unaudited)          (unaudited)
Investment and other income:
  Interest . . . . . . . . . . . . . .      $  3,142             $  2,187
  Dividends. . . . . . . . . . . . . .           346                  407
  Other income . . . . . . . . . . . .            61                   --
                                            --------             --------
    Total investment and other income.         3,549                2,594
                                            --------             --------
Expenses:
  Interest expense . . . . . . . . . .         1,697                1,567
  Investment advisory fee. . . . . . .           637                  539
  Legal and audit services . . . . . .           190                  212
  Other operating expenses . . . . . .           144                   72
                                            --------             --------
    Total expenses . . . . . . . . . .         2,668                2,390
                                            --------             --------
Net investment income. . . . . . . . .           881                  204
Net realized gains on investments. . .            78                  242
                                            --------             --------
Net investment income before net
 unrealized appreciation on
 investments . . . . . . . . . . . . .           959                  446
Net unrealized appreciation on
 investments . . . . . . . . . . . . .         1,175                  306
                                            --------             --------
Net increase in net assets resulting
 from operations . . . . . . . . . . .      $  2,134             $    752
                                            --------             --------
                                            --------             --------
Earnings per common share. . . . . . .      $   0.34             $   0.11
                                            --------             --------
                                            --------             --------
Weighted average number of common
 shares and common share equivalents
 outstanding. . . . . . . . . . . . . .        6,154                6,156
                                            --------             --------
                                            --------             --------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                    (in thousands, except per share amounts)


                                                        For the Three Months Ended March 31,
                                                        ------------------------------------
                                                               1995                1994
                                                           -----------         -----------
                                                           (unaudited)         (unaudited)
Increase in Net Assets Resulting from Operations:
  Net investment income. . . . . . . . . . . . . . . .      $    881             $    204
  Net realized gains on investments. . . . . . . . . .            78                  242
  Net unrealized appreciation on investments . . . . .         1,175                  306
                                                            --------             --------
  Net increase in net assets resulting from
    operations . . . . . . . . . . . . . . . . . . . .         2,134                  752

Distributions:
  Cash distributions to common shareholders. . . . . .        (1,108)              (1,227)
  Stock distributions to common shareholders . . . . .          (122)                  --
  Accrued distributions to preferred shareholders. . .           (55)                 (55)

Capital Share Transactions:
  Common shares issued in lieu of cash distributions .           122                   15
                                                            --------             --------
Net increase (decrease) in net assets. . . . . . . . .           971                 (515)
Net assets at beginning of period. . . . . . . . . . .        49,987               52,185
                                                            --------             --------
Net assets at end of period. . . . . . . . . . . . . .        50,958               51,670
Preferred stock of wholly owned subsidiary . . . . . .         6,000                6,000
                                                            --------             --------
Net asset value available to common shareholders . . .      $ 44,958             $ 45,670
                                                            --------             --------
                                                            --------             --------
Net asset value per common share . . . . . . . . . . .      $   7.29             $   7.44
                                                            --------             --------
                                                            --------             --------
Common shares outstanding at end of period . . . . . .         6,163                6,134
                                                            --------             --------
                                                            --------             --------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                      For the Three Months Ended March 31,
                                                      ------------------------------------
                                                             1995               1994
                                                          -----------        -----------
                                                          (unaudited)        (unaudited)
Cash Flows From Operating Activities:
  Net increase in net assets resulting
   from operations . . . . . . . . . . . . . . . . . .      $ 2,134            $   752
  Adjustments to reconcile net increase
   in net assets resulting from operations
   to net cash provided by operating activities:
     Net unrealized appreciation on investments. . . .       (1,175)              (306)
     Net realized gains on investments . . . . . . . .          (78)              (242)
  Changes in assets and liabilities:
     Other assets. . . . . . . . . . . . . . . . . . .          510                (51)
     Accrued interest payable. . . . . . . . . . . . .          609                841
     Investment advisory fee payable . . . . . . . . .          (17)               (11)
     Other liabilities . . . . . . . . . . . . . . . .          226                260
                                                            -------            -------
        Net cash provided by operating activities. . .        2,209              1,243
                                                            -------            -------
Cash Flows From Investing Activities:
     Net (increase) decrease in investments. . . . . .          351             (6,433)
     Net (purchase) redemption of U.S. government
      securities . . . . . . . . . . . . . . . . . . .         (961)               595
     Payments on notes receivable. . . . . . . . . . .           --                 15
                                                            -------            -------
        Net cash used in investing activities. . . . .         (610)            (5,823)
                                                            -------            -------
Cash Flows From Financing Activities:
     Common dividends and distributions paid . . . . .       (1,108)            (4,587)
     Preferred stock dividends . . . . . . . . . . . .         (220)              (220)
     Net repayments under revolving line of credit . .         (880)                --
                                                            -------            -------
        Net cash used in financing activities. . . . .       (2,208)            (4,807)
                                                            -------            -------
Net decrease in cash and cash equivalents. . . . . . .         (609)            (9,387)
Cash and cash equivalents, beginning of period . . . .        6,609             24,358
                                                            -------            -------
Cash and cash equivalents, end of period . . . . . . .      $ 6,000            $14,971
                                                            -------            -------
                                                            -------            -------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (UNAUDITED)


NOTE 1.   GENERAL

    In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Corporation and subsidiaries (the Company) contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1995 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1994 condensed financial statements in order to conform to the 1995 presentation.

NOTE 2.   DISTRIBUTIONS

     The Company's Board of Directors declared a first quarter dividend equivalent to $0.20 per share payable on March 31, 1995 to shareholders of record on March 17, 1995. In connection with this dividend, the Company paid cash of $1,108,000 and distributed new shares of common stock with a value of $122,000 for a total dividend of $1,230,000.

     The Company owned all of the outstanding capital stock of Allied Capital Lending Corporation ("Allied Lending") prior to consummation of the initial public offering of Allied Lending shares in November 1993. As a result of that initial public offering, the Company's ownership of Allied Lending shares was reduced to 1,580,000 shares, or 36.2% of the Allied Lending shares outstanding at December 31, 1993. The Company has agreed that it would divest itself of all shares of Allied Lending by December 31, 1998 by public offerings, private placements, distributions to the Company's shareholders or otherwise. The Company declared an extra dividend in December of 1994 and distributed on January 6, 1995 an aggregate of 335,086 Allied Lending shares, which reduced its ownership of Allied Lending shares to 1,244,914 shares, or 28.5% of the Allied Lending shares then outstanding.

NOTE 3.   COMMITMENTS AND CONTINGENCIES

Loans.   The Company had loan commitments outstanding of $7.2 million at
March 31, 1995 to various existing and prospective portfolio companies.

Litigation.   The Company is a party to a number of lawsuits in connection with loans it has made to small businesses. In the opinion of the Company's management, none of these proceedings are material in relation to the Company's consolidated financial position.

NOTE 4.   SUBSEQUENT EVENT

     On April 10, 1995, the Company entered into a loan agreement with Overseas Private Investment Corporation under which it may borrow up to $20 million to provide financing for international projects involving qualifying U.S. small businesses. Loans made under this agreement bear interest at the U.S. Treasury Rate plus .5%, and have a ten year maturity from the date of disbursement. The loan agreement expires on the earlier of the first date on which the amount of the loan(s) equal $20 million or April 10, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     Total investments decreased by $2.8 million or 2.4% from $115 million at December 31, 1994 to $112 million at March 31, 1995. This decrease was primarily due to new investments of approximately $6 million less $9.8 million in repayments and the distribution of 335,086 shares of Allied Lending to the Company's shareholders on January 6, 1995, and an increase in unrealized appreciation of $1.2 million. Cash and cash equivalents and U.S. government securities increased from $16.8 million at December 31, 1994 to $17.2 million at March 31, 1995. The small increase in cash and cash equivalents and government securities resulted from total repayments of investments exceeding new investments made, net of the effect of dividends paid to shareholders during the three months ended March 31, 1995.

     Subsequent to the close of the first quarter of 1995, the Company secured a credit facility with the Oversees Private Investment Corporation for up to $20 million in financing for international projects involving small businesses. Given the availability of this facility and current cash and government securities available at March 31, 1995, the Company believes that it has adequate capital to continue to meet its new investment objectives throughout the year. The Company continues to explore obtaining additional investment capital from the Small Business Administration and private lenders as well.

     RESULTS OF OPERATIONS

     Net increase in net assets resulting from operations was $2,134,000 and $752,000 for the three months ended March 31, 1995 and 1994, respectively. The 1995 increase was primarily due to a significant increase in investment and other income of $955,000 and an increase in unrealized appreciation of $869,000 for the three months ended March 31, 1995 as compared to the corresponding period in 1994. Investment and other income increased because of a significant increase in investments in loans and debt securities during 1994. Unrealized appreciation increased as shown in the Portfolio Changes section below.

     PORTFOLIO CHANGES

     The following represents portfolio investment balances in the Company as of March 31, 1995 that have changed in appreciation or depreciation by more than 10% as compared to the appreciation or depreciation as of December 31, 1994.


                                          Appreciation (Depreciation)
                                       ----------------------------------
Portfolio Company                      March 31, 1995   December 31, 1994   $ Change     Percent Change
- - - - - - - ------------------                     --------------   -----------------  -----------   --------------
Allied Capital Lending Corporation        $9,525,000        $8,246,000      $1,279,000          15.5%

DMI Furniture                                114,634            75,770          38,864          51.3%

June Broadcasting, Inc.                      781,927           524,327         257,600          49.1%

West Virginia Radio Corporation             (200,000)         (122,113)        (77,887)        (63.8%)

Pizza Shops                                 (645,000)         (181,000)       (464,000)       (256.4%)

* Percentage not applicable as zero balance at December 31, 1994.

                        PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The individual owners of six Spa Lady-licensed borrowers filed suit in 1994 in the Circuit Court of Fairfax County, Virginia, against Allied Capital Investment Corporation, Allied Venture Partnership and two other parties, seeking compensatory, punitive and treble damages totalling approximately $8,988,000 on the basis of alleged conspiracy to injure the plaintiff's businesses and tortious interference with regard to unsuccessful workouts of their loans, which resulted in foreclosure on certain subject health spas. That action was dismissed in October 1994, and a similar case filed in 1994 by the six corporate borrowers was dismissed in January 1995, which dismissal has been appealed by those plaintiffs. The Company believes that these claims have no merit.

ITEM 2.   CHANGES IN SECURITIES

No material changes have occurred in the securities of the Registrant.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

During 1994, in the course of a review of certain regulatory matters, the Company determined that the board of directors of the Company was composed of a lesser percentage of non-interested directors than required by relevant provisions of the Investment Company Act of 1940 (the "1940 Act"). Specifically, certain non-officer directors of the Company owned stock of Allied Capital Advisers, Inc. ("Advisers"), and one non-officer director had a material business relationship with Advisers. Actions were taken promptly to bring the board of directors into compliance with the relevant provisions of the 1940 Act. A committee of non-interested directors of the Company and Allied Capital Corporation II was formed to review this matter. At its own initiative, Advisers also undertook an audit of compliance with securities laws as they relate to the Company. The Company currently does not believe that this situation will have a material adverse effect on the operations of the Company or on its financial position.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

     11   Statement of Computation of Earnings Per Share

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1995.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   ALLIED CAPITAL CORPORATION
                                   --------------------------
                                         (Registrant)


                                   /s/ Jon A. DeLuca
                                   ---------------------------
Date: May 12, 1995                 Jon A. DeLuca
                                   Senior Vice President and
                                   Chief Financial Officer