Form 10-Q
period 1995-06-30
ALLIED CAPITAL CORP
filed 1995-08-14
CIK 3845

                                  Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

              Quarterly report pursuant to section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the quarterly period                               Commission file number:
ended JUNE 30, 1995                                             814-97
      -------------                                           ----------

                          ALLIED CAPITAL CORPORATION
            ------------------------------------------------------
            (exact name of Registrant as specified in its charter)


        MARYLAND                                               53-0245085
------------------------------                            --------------------
(State or jurisdiction of                                 (IRS Employer
incorporation or organization)                            Identification  No.)


                              1666 K STREET, N.W.
                                   SUITE 901
                             WASHINGTON, DC   20006
                    ---------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code: (202) 331-1112


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X    NO
                                                ---------------------


On August 11, 1995 there were 6,174,047 shares outstanding of the Registrant's common stock, $1 par value.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                                FORM 10-Q INDEX


PART I.  Financial Information

 Item 1. Financial Statements

         Consolidated Statement of Financial Position as of June 30, 1995
         and December 31, 1994. . . . . . . . . . . . . . . . . . . . . . . . 1

         Consolidated Statement of Operations - For the Three and
         Six Months Ended June 30, 1995 and 1994. . . . . . . . . . . . . . . 2

         Consolidated Statement of Changes in Net Assets - For the
         Six Months Ended June 30, 1995 and 1994. . . . . . . . . . . . . . . 3

         Consolidated Statement of Cash Flows - For the Six Months Ended
         June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . 4

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . 5

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . . . . . . . . . 7


PART II. Other Information

 Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 10

 Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . 10

 Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . 10

 Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . 10

 Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 10

 Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 11

 Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                         PART I - Financial Information
Item 1.  Financial Statements

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                    (in thousands, except number of shares)

                                                                     June 30, 1995            December 31, 1994
                                                                    ---------------          -------------------
                                                                      (unaudited)

Assets

Investments at Value:

  Loans and debt securities. . . . . . . . . . . . . . . . .            $ 88,971                  $ 84,949

  Equity securities. . . . . . . . . . . . . . . . . . . . .              31,825                    28,225

  Other investment assets. . . . . . . . . . . . . . . . . .               1,448                     1,852
                                                                     ------------             -------------

    Total investments. . . . . . . . . . . . . . . . . . . .             122,244                   115,026

Cash and cash equivalents. . . . . . . . . . . . . . . . . .               1,991                     6,609

U.S. government securities . . . . . . . . . . . . . . . . .               9,347                    10,210

Other asset. . . . . . . . . . . . . . . . . . . . . . . . .               2,670                     3,672
                                                                     ------------             -------------

    Total assets . . . . . . . . . . . . . . . . . . . . . .             136,252                   135,517
                                                                     ------------             -------------
                                                                     ------------             -------------

Liabilities

Revolving line of credit . . . . . . . . . . . . . . . . . .                  --                     2,205

Debentures and notes payable . . . . . . . . . . . . . . . .              74,800                    74,800

Accrued interest payable . . . . . . . . . . . . . . . . . .               1,408                     1,393

Investment advisory fee payable. . . . . . . . . . . . . . .                 709                       658

Dividends and distributions payable. . . . . . . . . . . . .                  --                     3,910

Other liabilities. . . . . . . . . . . . . . . . . . . . . .               1,188                     1,564
                                                                     ------------             -------------
    Total liabilities. . . . . . . . . . . . . . . . . . . .              78,105                    84,530
                                                                     ------------             -------------
Redeemable preferred stock . . . . . . . . . . . . . . . . .               1,000                     1,000
                                                                     ------------             -------------

Commitments and Contingencies

Shareholders' Equity

  Preferred Stock of wholly owned subsidiary, $100 par
   value; 60,000 shares authorized, issued and
   outstanding at 6/30/95 and 12/31/94. . . . . . . . . . . .             6,000                      6,000

  Common stock, $1 par value; 10,000,000 shares
   authorized; 6,174,047 and 6,152,703 shares
   issued and outstanding at 6/30/95 and 12/31/94. . . . . .              6,174                      6,153


  Additional paid-in capital . . . . . . . . . . . . . . . .             41,192                      40,960

  Notes receivable from sale of common stock . . . . . . . .               (666)                       (816)

  Net unrealized appreciation on investments . . . . . . . .              8,760                       1,110

  Distributions in excess of accumulated earnings. . . . . .              (4,313)                    (3,420)
                                                                     ------------             -------------

    Total shareholders' equity . . . . . . . . . . . . . . .              57,147                     49,987
                                                                     ------------             -------------

    Total liabilities and shareholders' equity . . . . . . .            $136,252                   $135,517
                                                                     ------------             -------------
                                                                     ------------             -------------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                     For the Three Months Ended    For the Six Months Ended
                                                                              June 30                       June 30
                                                                     --------------------------    -------------------------
                                                                        1995            1994          1995           1994
                                                                     ----------      ----------    ----------     ----------

Investment income:

  Interest . . . . . . . . . . . . . . . . . . . . . . . . .          $  2,574        $  2,079      $   5,716      $   4,266

  Dividends. . . . . . . . . . . . . . . . . . . . . . . . .               362             414            708            821

  Other income . . . . . . . . . . . . . . . . . . . . . . .               293              14            354             14
                                                                     ----------      ----------     ----------     ---------
    Total investment income. . . . . . . . . . . . . . . . .             3,229           2,507          6,778          5,101
                                                                     ----------      ----------     ----------     ---------

Expenses:

  Interest expense . . . . . . . . . . . . . . . . . . . . .             1,649           1,556          3,346          3,122

  Investment advisory fee. . . . . . . . . . . . . . . . . .               709             568          1,346          1,107

  Legal and audit fees . . . . . . . . . . . . . . . . . . .               178             120            368            332

  Other operating expenses . . . . . . . . . . . . . . . . .               189             132            333            204
                                                                     ----------      ----------     ----------     ---------

    Total expenses . . . . . . . . . . . . . . . . . . . . .             2,725           2,376          5,393          4,765
                                                                     ----------      ----------     ----------     ---------

Net investment income. . . . . . . . . . . . . . . . . . . .               504             131          1,385            336

Net realized gains on investments. . . . . . . . . . . . . .               217           1,547            295          1,788
                                                                     ----------      ----------     ----------     ---------

Net investment income before net unrealized
 appreciation on investments . . . . . . . . . . . . . . . .               721           1,678          1,680          2,124

Net unrealized appreciation on investments . . . . . . . . .             6,475             963          7,650          1,269
                                                                     ----------      ----------     ----------     ---------

Net increase in net assets resulting from operations . . . .          $  7,196        $  2,641       $  9,330       $  3,393
                                                                     ----------      ----------     ----------     ---------
                                                                     ----------      ----------     ----------     ---------

Earnings per common share. . . . . . . . . . . . . . . . . .          $   1.16        $   0.42       $   1.49       $   0.53
                                                                     ----------      ----------     ----------     ---------
                                                                     ----------      ----------     ----------     ---------

Weighted average number of common shares and
 common share equivalents outstanding. . . . . . . . . . . .             6,174           6,171          6,174          6,182
                                                                     ----------      ----------     ----------     ---------
                                                                     ----------      ----------     ----------     ---------



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                                     For the Six Months Ended June 30
                                                                     --------------------------------
                                                                        1995                  1994
                                                                     ----------            ----------

Increase in net assets resulting from operations:

  Net investment income. . . . . . . . . . . . . . . . . . .         $   1,385             $     336
  Net realized gains on investments. . . . . . . . . . . . .               295                 1,788

  Net change in unrealized appreciation on investments . . .             7,650                 1,269
                                                                     ----------            ----------

    Net increase in net assets resulting from operations . .             9,330                 3,393


Distributions to shareholders from:

  Common stock dividend. . . . . . . . . . . . . . . . . . .            (2,463)               (2,454)

  Preferred stock dividend . . . . . . . . . . . . . . . . .              (110)                 (110)


Capital Share Transactions . . . . . . . . . . . . . . . . .               403                   135
                                                                     ----------            ----------


Net increase (decrease) in net assets. . . . . . . . . . . .             7,160                   964


  Net assets at beginning of the period. . . . . . . . . . .            49,987                58,185
                                                                     ----------            ----------


  Net assets at end of Period. . . . . . . . . . . . . . . .            57,147                59,149


  Preferred stock of wholly-owned subsidiary . . . . . . . .             6,000                 6,000
                                                                     ----------            ----------


  Net asset value available to common shareholders . . . . .          $ 51,147              $ 53,149
                                                                     ----------            ----------
                                                                     ----------            ----------


Net asset value per common share . . . . . . . . . . . . . .          $   8.28              $   8.64
                                                                     ----------            ----------
                                                                     ----------            ----------


Common shares outstanding at end of period . . . . . . . . .             6,174                 6,155
                                                                     ----------            ----------
                                                                     ----------            ----------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in thousands)
                                (unaudited)



                                                                               For the Six Months Ended June 30,
                                                                               ---------------------------------

                                                                                  1995                   1994
                                                                               -----------           -----------


Cash Flows From Operating Activities:

  Net increase in net assets resulting from operations . . . . . . . .          $   9,330             $   3,393

  Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:

    Net unrealized appreciation on investments . . . . . . . . . . . .             (7,650)               (1,269)

    Net realized gains on investments. . . . . . . . . . . . . . . . .               (295)               (1,788)

    Non-cash dividends from investments. . . . . . . . . . . . . . . .                 --                  (801)

  Changes in assets and liabilities:

    Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .             (1,002)                1,127

    Accrued interest payable . . . . . . . . . . . . . . . . . . . . .                 15                    98

    Investment advisory fee payable. . . . . . . . . . . . . . . . . .                 51                   152

    Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . .               (376)                  474
                                                                               -----------           -----------

       Net cash provided by operating activities . . . . . . . . . . .                 73                 1,386
                                                                               -----------           -----------


Cash Flows From Investing Activities:

    Net (increase) decrease in investments . . . . . . . . . . . . . .                657                (7,998)

    Net purchase of U.S. government securities . . . . . . . . . . . .               (863)               (6,380)

    Payments on notes receivable . . . . . . . . . . . . . . . . . . .                150                    --
                                                                               -----------           -----------

       Net cash used in investing activities . . . . . . . . . . . . .                (56)              (14,378)
                                                                               -----------           -----------


Cash Flows From Financing Activities:

    Common distributions paid. . . . . . . . . . . . . . . . . . . . .             (2,210)               (6,034)

    Preferred distributions paid . . . . . . . . . . . . . . . . . . .               (220)                 (220)

    Payments on revolving line of credit . . . . . . . . . . . . . . .             (2,205)                   --
                                                                               -----------           -----------

       Net cash used in financing activities . . . . . . . . . . . . .             (4,635)               (6,254)
                                                                               -----------           -----------


Net decrease in cash and cash equivalents. . . . . . . . . . . . . . .             (4,618)              (19,246)

Cash and cash equivalents, beginning of period . . . . . . . . . . . .              6,609                24,358
                                                                               -----------           -----------

Cash and cash equivalents, end of period . . . . . . . . . . . . . . .           $  1,991              $  5,112
                                                                               -----------           -----------
                                                                               -----------           -----------




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1995
                                (UNAUDITED)


NOTE 1.  GENERAL

              In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Corporation and subsidiaries (the Company) contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1995 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1994 condensed financial statements in order to conform to the 1995 presentation.

NOTE 2.  DISTRIBUTIONS

              The Company's Board of Directors declared a second quarter dividend equivalent to $0.20 per share payable on June 30, 1995 to shareholders of record on June 16, 1995. In connection with this dividend, the Company paid cash of $1,102,000 and distributed new shares of common stock with a value of $131,000 for a total dividend of $1,233,000. In addition, the Company's Board of Directors declared a first quarter dividend equivalent to $0.20 per share payable on March 31, 1995 to shareholders of record on March 17, 1995. In connection with this dividend, the Company paid cash of $1,108,000 and distributed new shares of common stock with a value of $122,000 for a total dividend of $1,230,000.

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

NOTE 3.  DEBT

              As of June 30, 1995, the Company has $4.5 million in SBA debentures that have matured and for which the SBA has temporarily converted to demand instruments with principal due on September 30, 1995. In addition, $2 million in SBA debentures have matured subsequent to June 30, 1995, and the Company is working with the SBA to temporarily convert these debentures to similar demand notes.

              During the second quarter of 1995, the Company applied for a forward commitment from the SBA to provide for up to $12 million in financing to its SBIC subsidiary. The Company has received the commitment from the SBA for this financing; however, the Company must first submit an application to draw on the committed funds and receive SBA approval of that application. In addition, the Company's ability to draw funds under the commitment is contingent upon the completion of a current regular SBA examination, which is nearing completion.

              In the event the Company is denied the ability to draw funds under the forward commitment, the Company will either request that the SBA extend the current demand notes or repay the maturing notes with our available line of credit and cash and cash equivalents on hand.

              Subsequent to June 30, 1995, the Company has also applied for a $6 million forward commitment from the SBA for its SSBIC subsidiary. The outcome of this application process is currently unknown.

              On April 10, 1995, the Company entered into a loan agreement with the Overseas Private Investment Corporation under which the Company may borrow up to $20 million to provide financing for international projects involving qualifying U.S. small businesses. Loans made under this agreement bear interest at the U.S. Treasury Rate plus .5%, and have a ten year maturity from the date of disbursement. The loan agreement expires on the earlier of the first date on which the amount of the loan(s) equal $20 million or April 10, 1998. At June 30, 1995, there were no outstanding borrowings under the loan agreement.

NOTE 4.  EARNINGS PER SHARE

              Earnings per share is computed assuming that all issuances of the Company's common stock in connection with its dividend reinvestment plan are outstanding for all periods presented. During 1995, the Company has issued 21,344 shares of common stock pursuant to the dividend investment plan. The weighted average number of shares and share equivalents outstanding for the three and six months ended
         June 30, 1994 have been restated to include the 1995 common stock issuances under the dividend reinvestment plan. In addition, the computation of net assets per common share as of June 30, 1994 has been restated to reflect the issuance of common stock pursuant to the dividend reinvestment plan during 1995.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

         Commitments.   The Company had loan commitments outstanding equal to
         $3.6 million at June 30, 1995 to invest in various existing and prospective portfolio companies.

         Litigation.   The Company is a party to a number of lawsuits in
         connection with loans it has made to small businesses. In the opinion of the Company's management, none of these proceedings are material in relation to the Company's consolidated financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

              Total investments increased by $7.2 million or 6.3% to $122.2 million at June 30, 1995 from $115.0 million at December 31, 1994. This increase was primarily due to valuation changes in the portfolio resulting in net unrealized appreciation of $7.7 million for the six month period. In the first six months of 1995, the Company invested approximately $14 million in small business concerns, and received repayments and early payoffs from other small business of approximately $8 million. Cash and cash equivalents decreased $4.6 million because new investments and cash dividends paid during 1995.

              As of June 30, 1995, the Company has $4.5 million in SBA debentures that have matured and for which the SBA has temporarily converted to demand instruments with principal due on September 30, 1995. In addition, $2 million in SBA debentures have matured subsequent to June 30, 1995, and the Company is working with the SBA to temporarily convert these debentures to similar demand notes.

              During the second quarter of 1995, the Company applied for a forward commitment from the SBA to provide for up to $12 million in financing to its SBIC subsidiary. The Company has received the commitment from the SBA for this financing; however, the Company must first submit an application to draw on the committed funds and receive SBA approval of that application. In addition, the Company's ability to draw funds under the commitment is contingent upon the completion of a current regular SBA examination, which is nearing completion.

              In the event the Company is denied the ability to draw funds under the forward commitment, the Company will either request that the SBA extend the current demand notes or repay the maturing notes with our available line of credit and cash and cash equivalents on hand.

              Subsequent to June 30, 1995, the Company has also applied for a $6 million forward commitment from the SBA for its SSBIC subsidiary. The outcome of this application process is currently unknown.

              The Company has secured a credit facility with the Oversees Private Investment Corporation for up to $20 million in financing for international projects involving small businesses.

              Given the availability of the Oversees Private Investment Corporation facility, current cash and government securities available at June 30, 1995, and its available line of credit, the Company believes that it has adequate capital to continue to satisfy its operating and investment needs throughout the year. The Company continues to explore obtaining new debt or equity capital sources as well.

         RESULTS OF OPERATIONS

         Second Quarter Ended June 30, 1995 Compared with Second Quarter Ended June 30, 1994.

              Net increase in net assets resulting from operations for the second quarter of 1995 increased $4.6 million or 172% compared with the 1994 net increase in net assets resulting from operations of $2.6 million. Earnings per common share for the quarter increased to $1.16 per common share from $0.42 per common share in 1994.

              The largest single factor effecting the increase in net assets resulting from operations for the second quarter ended June 30, 1995 resulted from an increase of $6.5 million in unrealized appreciation on investments resulting from the Company's valuation process. The Company believes that several small business concerns in the portfolio have appreciated significantly and that this appreciation can be evaluated through recent offerings of the small business concern's stock or through current private negotiations for new financing or for sale transactions.

              Total investment income increased 28.8% from $2.5 million to $3.2 million compared with the second quarter of last year primarily due to the increase in interest income. Interest income increased from the increase in performing loans and debt securities outstanding. Other income consists primarily of legal fees recovered during the second quarter of 1995. Expenses increased 14.7% from $2.4 million to $2.7 million compared with the corresponding period in 1994. The increase was attributable to an increase in interest expense and investment advisory fees. Net realized gains declined to $0.2 million to $1.5 million compared with the second quarter of last year. Net realized gains are unpredictable, and the Company exits transactions when it believes the realized gains can be maximized.

         Six Months Ended June 30, 1995 Compared with Six Months Ended June 30, 1994.

              Net increase in net assets resulting from operations for the first six month period ending June 30, 1995 increased to $9.3 million or 175% from $3.4 million in the same period of 1994.

              Earnings per common share for the period increased to $1.49 per common share from $0.53 per common share in 1994. The increase in net assets resulting from operations for the first six months was caused by the same factors discussed in the quarter-to-quarter comparison above.

         PORTFOLIO CHANGES

              The following represents portfolio investment balances in the Company as of June 30, 1995 that have changes in appreciation or depreciation by more than 10% as compared to the appreciation or depreciation as of December 31, 1994.

                                            Appreciation (Depreciation)
                                       -------------------------------------
                                                                                                   Percent
Investment Company                     June 30, 1995       December 31, 1994        $ Change       Change
------------------                     -------------       -----------------       -----------     -------

Allied Capital Lending                  $10,582,077           $ 8,245,687          $ 2,336,390        28%

Allied Waste                                491,617                     0              491,617          *

Bellefonte Lime Company                     517,250                88,098              429,152       487%

Broadcast Holdings                         (255,555)           (1,049,212)             793,657       (76%)

Consumer Health                            (180,019)             (125,642)             (54,377)       43%

CSG                                        (103,459)                    0             (103,459)         *

Devlieg-Bullard, Inc.                       (74,615)                    0              (74,615)         *

DMI Furniture                                 9,916                75,770              (65,854)      (87%)

Dogloo, Inc.                                761,320                     0              761,320          *

Edwards Heating                          (1,893,422)           (1,423,704)            (469,718)       33%

Envirco Corp                                806,784               155,784              651,999       418%

Environmental Control Group                       0               (16,480)              16,480       100%

Enviroplan                                  (36,505)               84,136             (120,640)     (143%)

Garden Ridge                              3,204,567               508,736            2,695,831       530%

Geneoa Mine Acquisition                     488,805                     0              488,805          *

Genlime Group                               440,974                     0              440,974          *

Golden Eagle                                      0               (16,667)              16,667       100%

Grant Broadcasting                          370,353                     0              370,353          *

Jackson Products                            208,785                73,367              135,418       185%

June Broadcasting                         1,260,727               524,327              736,400       140%

Markings and Equipment                     (632,640)             (315,000)            (317,640)      101%

May Investments                             (46,902)                    0              (46,902)         *

MIK Enterprises                                   0              (651,732)             651,732       100%

Mill It Striping                           (125,000)                    0             (125,000)         *

MLX Corporation                            (182,754)             (216,673)              33,919       (16%)

Momentum Broadcasting                       (41,886)              (46,886)               5,000       (11%)

NNS Corporation                            (108,586)              (79,294)             (29,292)       37%

Old Mill                                    (43,540)                    0              (43,540)         *

Piatl Holdings                             (223,049)             (160,833)             (62,216)       39%

Pizza shops                                (816,677)             (155,986)            (660,691)      423%

Princeton Care                                7,882                     0                7,882          *

Lona & George Reeves                        (72,880)              (53,690)             (19,190)       36%

R-Tex Decoratives                           (32,377)                    0              (32,377)         *

Spa Lending Corporation                  (2,174,740)           (1,459,955)            (714,785)       49%

Sunstates Refrigeration                       1,164                     0                1,164          *

West Virginia Radio Corporation            (200,000)             (122,113)             (77,887)       64%

Williams Brothers                         1,598,575             2,001,948             (403,372)      (20%)


* Percentage not applicable due to zero balance at December 31, 1994.

                PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a defendant in any material pending legal proceeding and no such material proceedings are known to be contemplated.

ITEM 2.  CHANGES IN SECURITIES

         No material changes have occurred in the securities of the Registrant.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Allied Capital Corporation held its annual meeting of shareholders on May 4, 1995 in Chevy Chase, Maryland. The following directors were elected as proposed in the proxy material to serve until the next annual shareholders meetting:

                                             FOR        WITHHELD
                                          ---------     --------
              David Gladstone             5,074,732      69,857
              George C. Williams          5,073,385      71,203
              Joseph A. Clorety III       5,071,942      72,646
              Michael Gallie              5,073,885      71,623
              Warren K. Montouri          5,074,539      70,049
              Guy T. Steuart II           5,074,580      70,009
              T. Murray Toomey            5,071,673      72,914
              G. Cabell Williams III      5,075,113      69,476

              Shareholders also ratified the selection of Matthews Carter & Boyce to serve as independent accountants until the next shareholders meeting. The Company received 5,056,376 shares voting in favor of ratification, 26,033 shares voting against the ratification, and 62,178 shares abstaining from voting.

              Shareholders also approved a new Investment Advisory Agreement which clarified certain provisions of the existing agreement and ensured compliance with applicable requirements of the Investment Company Act of 1940. The Company received 4,707,297 shares voting in favor of approving the amendment, 169,223 shares voting against approving the amendment, and 99,032 shares abstaining from voting.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  List of Exhibits

         11   Statement of Computation of Earnings Per Share

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.

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


                                       ALLIED CAPITAL CORPORATION
                                       --------------------------
                                              (Registrant)




                                       s/Jon A. DeLuca
                                       ---------------------------
Date: August 14, 1995                  Jon A. DeLuca
      ---------------                  Senior Vice President and
                                       Chief Financial Officer