Form 10-Q
period 1995-09-30
ALLIED CAPITAL CORP
filed 1995-11-14
CIK 3845

                                  Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period                               Commission file number:
ended SEPTEMBER 30, 1995                                        814-97
------------------------                               -----------------------

                         ALLIED CAPITAL CORPORATION
            ------------------------------------------------------
            (exact name of Registrant as specified in its charter)


       MARYLAND                                               53-0245085
------------------------------                            --------------------
(State or jurisdiction of                                   (IRS Employer
incorporation or organization)                            Identification  No.)


                             1666 K STREET, N.W.
                                  9TH FLOOR
                           WASHINGTON, DC   20006
                   ----------------------------------------
                   (Address of principal executive offices)


Registrant's telephone number, including area code: (202) 331-1112
                                                    --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X    NO
                                                     ---      ---

On November 3, 1995 there were 6,185,660 shares outstanding of the Registrant's common stock, $1 par value.

                 ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                               FORM 10-Q INDEX


PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

           Consolidated Statement of Financial Position as of
           September 30, 1995 and December 31, 1994 . . . . . . . . . . . . .  1

           Consolidated Statement of Operations - For the Three and
           Nine Months Ended September 30, 1995 and 1994 . . . . . . . . . . . 2

           Consolidated Statement of Changes in Net Assets - For the
           Nine Months Ended September 30, 1995 and 1994 . . . . . . . . . . . 3

           Consolidated Statement of Cash Flows - For the Nine Months Ended
           September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . 4

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

  Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . 11

  Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 11

  Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 11

  Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                    (in thousands, except number of shares)


                                                           September 30, 1995   December 31, 1994
                                                           ------------------   -----------------
                                                               (unaudited)


Assets

Investments at Value:

  Loans and debt securities. . . . . . . . . . . . . . .        $ 89,209            $ 84,949

  Equity securities. . . . . . . . . . . . . . . . . . .          31,517              28,225

  Other investment assets. . . . . . . . . . . . . . . .           1,093               1,852
                                                           ------------------   -----------------
   Total investments . . . . . . . . . . . . . . . . . .         121,819             115,026

Cash and cash equivalents. . . . . . . . . . . . . . . .          10,963               6,609

U.S. government securities . . . . . . . . . . . . . . .           9,872              10,210

Other assets . . . . . . . . . . . . . . . . . . . . . .           2,936               3,672
                                                           ------------------   -----------------
   Total assets. . . . . . . . . . . . . . . . . . . . .        $145,590            $135,517
                                                           ==================   =================

Liabilities

Revolving line of credit . . . . . . . . . . . . . . . .        $     --           $   2,205

Debentures and notes payable . . . . . . . . . . . . . .          81,300              74,800

Accrued interest payable . . . . . . . . . . . . . . . .           1,976               1,393

Investment advisory fee payable. . . . . . . . . . . . .             731                 658

Dividends and distributions payable. . . . . . . . . . .             165               3,910

Other liabilities. . . . . . . . . . . . . . . . . . . .           1,180               1,564
                                                           ------------------   -----------------
   Total liabilities . . . . . . . . . . . . . . . . . .          85,352              84,530
                                                           ------------------   -----------------
Redeemable preferred stock . . . . . . . . . . . . . . .           1,000               1,000
                                                           ------------------   -----------------

Commitments and Contingencies

Shareholders' Equity

  Preferred Stock of wholly owned subsidiary, $100 par
    value; 60,000 shares authorized, issued and
    outstanding at 9/30/95 and 12/31/94. . . . . . . . .           6,000               6,000

  Common stock, $1 par value; 10,000,000 shares
    authorized; 6,185,660 and 6,152,703 shares
    issued and outstanding at 9/30/95 and 12/31/94 . . .           6,186               6,153

  Additional paid-in capital . . . . . . . . . . . . . .          41,332              40,960

  Notes receivable from sale of common stock . . . . . .            (401)               (816)

  Net unrealized appreciation on investments . . . . . .           7,661               1,110

  Distributions in excess of accumulated earnings. . . .          (1,540)             (3,420)
                                                           ------------------   -----------------
          Total shareholders' equity . . . . . . . . . .          59,238              49,987
                                                           ------------------   -----------------
          Total liabilities and shareholders' equity . .        $145,590            $135,517
                                                           ==================   =================




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)




                                                           For the Three Months Ended    For the Nine Months Ended
                                                                  September 30                  September 30
                                                           --------------------------    -------------------------
                                                             1995              1994        1995             1994
                                                           --------          --------    --------         --------


Investment income:

  Interest . . . . . . . . . . . . . . . . . . . . . . .   $  2,929          $  2,279    $  8,645         $  6,545

  Dividends. . . . . . . . . . . . . . . . . . . . . . .        371               394       1,079            1,215

  Other income . . . . . . . . . . . . . . . . . . . . .        264                45         618               59
                                                           --------          --------    --------         --------
    Total investment income. . . . . . . . . . . . . . .      3,564             2,718      10,342            7,819
                                                           --------          --------    --------         --------

Expenses:

  Interest expense . . . . . . . . . . . . . . . . . . .      1,648             1,551       4,994            4,673

  Investment advisory fee. . . . . . . . . . . . . . . .        731               591       2,077            1,698

  Legal and audit fees . . . . . . . . . . . . . . . . .        131               (22)        499              310

  Other operating expenses . . . . . . . . . . . . . . .        155                80         488              284
                                                           --------          --------    --------         --------
    Total expenses . . . . . . . . . . . . . . . . . . .      2,665             2,200       8,058            6,965
                                                           --------          --------    --------         --------

Net investment income. . . . . . . . . . . . . . . . . .        899               518       2,284              854

Net realized gains on investments. . . . . . . . . . . .      3,289               236       3,584            2,024
                                                           --------          --------    --------         --------

Net investment income before net unrealized
  (depreciation) appreciation on investments . . . . . .      4,188               754       5,868            2,878

Net unrealized (depreciation) appreciation
  on investments . . . . . . . . . . . . . . . . . . . .     (1,099)             (809)      6,551              460
                                                           --------          --------    --------         --------

Net increase (decrease)  in net assets resulting from
   operations. . . . . . . . . . . . . . . . . . . . . .   $  3,089          $    (55)   $ 12,419         $  3,338
                                                           ========          ========    ========         ========

Earnings (loss) per common share . . . . . . . . . . . .   $   0.49          $  (0.02)   $   1.97         $   0.51
                                                           ========          ========    ========         ========

Weighted average number of common shares and
  common share equivalents outstanding . . . . . . . . .      6,193             6,146       6,207            6,188
                                                           ========          ========    ========         ========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                    (in thousands, except per share amounts)
                                  (unaudited)




                                                                     For the Nine Months Ended September 30
                                                                     --------------------------------------
                                                                         1995                        1994
                                                                     ----------                  ----------


Increase in net assets resulting from operations:

  Net investment income. . . . . . . . . . . . . . . . . . . . .     $   2,284                   $     854

  Net realized gains on investments. . . . . . . . . . . . . . .          3,584                       2,024

  Net change in unrealized appreciation on investments . . . . .          6,551                         460
                                                                     ----------                  ----------
      Net increase in net assets resulting from operations . . .         12,419                       3,338


Distributions to shareholders:

  Common stock dividend. . . . . . . . . . . . . . . . . . . . .         (3,823)                     (3,672)

  Preferred stock dividend . . . . . . . . . . . . . . . . . . .           (165)                       (165)

Capital Share Transactions . . . . . . . . . . . . . . . . . . .            820                         272
                                                                     ----------                  ----------
Net increase (decrease) in net assets. . . . . . . . . . . . . .          9,251                        (227)

Net assets at beginning of the period. . . . . . . . . . . . . .         49,987                      58,185
                                                                     ----------                  ----------

Net assets at end of Period. . . . . . . . . . . . . . . . . . .         59,238                      57,958

Preferred stock of wholly-owned subsidiary . . . . . . . . . . .          6,000                       6,000
                                                                     ----------                  ----------
Net asset value available to common shareholders . . . . . . . .     $   53,238                  $   51,958
                                                                     ==========                  ==========
Net asset value per common share . . . . . . . . . . . . . . . .     $     8.61                  $     8.41
                                                                     ==========                  ==========
Common shares outstanding at end of period . . . . . . . . . . .          6,186                       6,176
                                                                     ==========                  ==========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)




                                                                          For the Nine Months Ended September 30,
                                                                          ---------------------------------------
                                                                             1995                         1994
                                                                          ----------                   ----------


Cash Flows From Operating Activities:

  Net increase in net assets resulting from operations . . . . . . . .    $  12,419                    $   3,338

  Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:

     Net unrealized appreciation on investments. . . . . . . . . . . .       (6,551)                        (460)

     Net realized gains on investments . . . . . . . . . . . . . . . .       (3,584)                      (2,024)

  Changes in assets and liabilities:

     Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .          736                          356

     Accrued interest payable. . . . . . . . . . . . . . . . . . . . .          583                          467

     Investment advisory fee payable . . . . . . . . . . . . . . . . .           73                          186

     Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .         (384)                         445
                                                                          ----------                   ----------
        Net cash provided by operating activities. . . . . . . . . . .        3,292                        2,308
                                                                          ----------                   ----------

Cash Flows From Investing Activities:

     Net decrease in investments . . . . . . . . . . . . . . . . . . .         (350)                     (11,344)

     Net redemption (purchase) of U.S. government securities . . . . .          338                       (1,150)

     Payments on notes receivable. . . . . . . . . . . . . . . . . . .          415                           16
                                                                          ----------                   ----------

        Net cash provided by (used in) investing activities. . . . . .          403                      (12,478)
                                                                          ----------                   ----------

Cash Flows From Financing Activities:

     Common distributions paid . . . . . . . . . . . . . . . . . . . .       (3,416)                      (7,139)

     Preferred distributions paid. . . . . . . . . . . . . . . . . . .         (220)                        (220)

     Proceeds from the issuance of SBA debentures. . . . . . . . . . .       14,000                        7,000

     Payment of SBA debentures . . . . . . . . . . . . . . . . . . . .       (7,500)                      (2,000)

     Payments on revolving line of credit. . . . . . . . . . . . . . .       (2,205)                          --
                                                                          ----------                   ----------
        Net cash provided by (used in) financing activities. . . . . .          659                       (2,359)
                                                                          ----------                   ----------
Net increase (decrease) in cash and cash equivalents . . . . . . . . .        4,354                      (12,529)

Cash and cash equivalents, beginning of period . . . . . . . . . . . .        6,609                       24,358
                                                                          ----------                   ----------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . .    $  10,963                    $  11,829
                                                                          ==========                   ==========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


NOTE 1.   GENERAL

              In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Corporation and subsidiaries (the Company) contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1995 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1994 financial statements in order to conform to the 1995 presentation.

NOTE 2.   DISTRIBUTIONS

               The Company's Board of Directors declared a $0.22 per share third quarter dividend that was paid on September 29, 1995 to shareholders of record as of September 15, 1995. The Company paid cash of $1,206,000 and distributed new shares of common stock with a value of $153,000 in connection with this dividend. The Board of Directors declared quarterly dividends of $0.20 per share for the first and second quarters of 1995 that were paid on March 29, 1995 and June 28, 1995, respectively, to shareholders. In connection with these dividends, the Company paid cash of $2,210,000 and distributed new shares of common stock with a value of $253,000.

              The Company owned all of the outstanding capital stock of Allied Capital Lending Corporation ("Allied Lending") prior to consummation of the initial public offering of Allied Lending shares in November 1993. As a result of that initial public offering, the Company's ownership of Allied Lending shares was reduced to 1,580,000 shares, or approximately 36% of the Allied Lending shares outstanding at December 31, 1993. The Company has agreed that it would divest itself of all shares of Allied Lending by December 31, 1998 by public offerings, private placements, distributions to the Company's shareholders or otherwise. The Company declared an extra dividend in December 1994 and distributed on January 6, 1995 an aggregate of 335,086 Allied Lending shares, which reduced its ownership of Allied Lending shares to 1,244,914 shares, or approximately 28% of the Allied Lending shares then outstanding.

NOTE 3.   DEBT

              On September 27, 1995, the Company had $7.5 million in SBA debentures that matured. The Company obtained new SBA debentures totaling $14 million on September 27, 1995. Proceeds from these new debentures were used to repay the matured debentures.

              During the third quarter of 1995, the Company applied for a forward commitment from the SBA to provide for up to $6 million in financing to its SSBIC subsidiary. The Company has received $1.3 million from the SBA for this financing; however, the Company must first submit an application to draw on the committed funds and receive SBA approval of that application.

              On April 10, 1995, the Company entered into a loan agreement with the Overseas Private Investment Corporation under which the Company may borrow up to $20 million to provide financing for international projects involving qualifying U.S. small businesses. Loans made under this agreement bear interest at the U.S. Treasury Rate plus .5% and have a ten year maturity from the date of disbursement. The loan agreement expires on the earlier of the first date on which the amount of the loan(s) equal $20 million or April 10, 1998. At September 30, 1995, there were no outstanding borrowings under the loan agreement.

NOTE 4.   EARNINGS PER SHARE

               Earnings per share is computed assuming that all issuances of the Company's common stock in connection with its dividend reinvestment plan are outstanding for all periods presented. During 1995, the Company has issued 32,957 shares of common stock pursuant to the dividend reinvestment plan. The weighted average number of shares and share equivalents outstanding for the three and nine months ended September 30, 1994 have been restated to include the 1995 common stock issuances under the dividend reinvestment plan. In addition, the computation of net assets per common share as of September 30, 1994 has been restated to reflect the issuance of common stock pursuant to the dividend reinvestment plan during 1995.

NOTE 5.   COMMITMENTS AND CONTINGENCIES

          Commitments.   The Company had loan commitments outstanding equal
          to $13.6 million at September 30, 1995 to invest in various existing and prospective portfolio companies.

          Litigation.   The Company is a party to a number of lawsuits in
          connection with loans it has made to small businesses. In the opinion of the Company's management, none of these proceedings are material in relation to the Company's consolidated financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES

              Total investments increased by $6.8 million or 5.9% to $121.8 million at September 30, 1995 from $115 million at December 31, 1994. This increase was primarily due to valuation changes in the portfolio resulting in net unrealized appreciation of $6.5 million for the nine month period. In the first nine months of 1995, the Company invested approximately $17.8 million in small business concerns, and received repayments and early payoffs from other small businesses of approximately $17.5 million. Cash and cash equivalents increased $4.4 million primarily due to net cash provided by operating activities.

              On September 27, 1995, the Company had $7.5 million in SBA debentures that matured. The Company obtained new SBA debentures totaling $14 million on September 27, 1995. Proceeds from these new debentures were used to repay the matured debentures.

              During the third quarter of 1995, the Company applied for a forward commitment from the SBA to provide for up to $6 million in financing to its SSBIC subsidiary. The Company will be able to draw $1.3 million from the SBA for this financing; however, the Company must first submit an application to draw on the committed funds and receive SBA approval of that application.

              The Company has a revolving line of credit for $10 million which expires November 30, 1995. The Company anticipates renewing this line of credit for similar terms.

              The Company has secured a credit facility with the Oversees Private Investment Corporation for up to $20 million in financing for international projects involving small businesses.

              At September 30, 1995, outstanding commitments for future financings were $14 million. Given the availability of the SBA commitment, the Oversees Private Investment Corporation facility, current cash and government securities available at September 30, 1995, and its available line of credit, the Company believes that it has adequate capital to continue to satisfy its operating needs, commitments and other future investment opportunities that may arise throughout the remainder of the year. The Company continues to explore obtaining new debt or equity capital sources as well.

          RESULTS OF OPERATIONS

          THIRD QUARTER ENDED SEPTEMBER 30, 1995 COMPARED WITH THIRD QUARTER ENDED SEPTEMBER 30, 1994.

              The net increase in net assets resulting from operations for the third quarter of 1995 was $3.1 million as compared to the 1994 net decrease in net assets resulting from operations of $55,000. Earnings per common share for the quarter increased to $0.49 per common share from ($0.02) per common share for the same quarter in 1994.

              Total investment income increased 31% from $2.7 million to $3.6 million compared with the third quarter of last year. Interest income increased due to a reduction in the Company s non-performing assets since the end of 1994 and an increase in loans and debt securities outstanding. The Company also received a prepayment penalty on the early payoff of a debt in the third quarter of 1995 totaling $60,000. Other income consists primarily of $105,000 of litigation costs from prior periods recovered during the third quarter of 1995 and $130,000 of income from an equity participation in one portfolio company.

              Expenses increased 21% from $2.2 million to $2.7 million compared with the corresponding period in 1994. Investment advisory fee expense increased due to an increase in investments and other assets upon which the investment advisory fee is based. The largest single factor effecting the increase in net assets resulting from operations for the third quarter ended September 30, 1995 resulted from an increase of $3 million in net realized gains on investments resulting from the disposition or early payoff of investments. A few of the early payoffs were due to portfolio companies being sold. Net realized gains are unpredictable; however, the Company exits transactions when it believes the realized gains can be maximized.

          NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1994.

              Net increase in net assets resulting from operations for the nine months ended September 30, 1995 increased to $12.4 million or 272% from $3.3 million in the same period of 1994. Earnings per common share for the period increased to $1.97 per common share from $0.51 per common share in 1994. The net increase in net assets resulting from operations for the first nine months was caused by the same factors discussed in the quarter-to-quarter comparison above.

     PORTFOLIO CHANGES

          The following represents portfolio investment balances in the Company as of September 30, 1995 that have changes in appreciation or depreciation by more than 10% as compared to the appreciation or depreciation as of December 31, 1994.

                                      Appreciation (Depreciation)
                                 -------------------------------------
Investment Company               September 30, 1995   December 31, 1994   $    Change    Percent Change
------------------               ------------------   -----------------   -----------   -------------
Allied Waste                        $  946,720           $         0       $  946,720            *
Bellefonte Lime Company                517,250                88,098          429,152          487%
Broadcast Holdings                    (139,163)           (1,049,212)         910,049           87%
Consumer Health                       (180,019)             (125,642)         (54,377)         (43%)
CSG Holdings                          (103,459)                    0         (103,459)           *
Devlieg-Bullard, Inc.                  124,276                     0          124,276            *
DMI Furniture                         (220,232)               75,770         (296,002)        (391%)
Edwards Heating & Air
Conditioning                        (1,893,422)           (1,423,704)        (469,718)         (33%)
Envirco Corp                                **               155,784         (155,789)        (100%)
Environmental Control Group                 **               (16,480)          16,480          100%
Enviroplan                            (672,504)               84,136         (756,640)        (899%)
Esquire Communications                  33,300                     0           33,300            *
Garden Ridge                         4,125,073               508,736        3,616,337          711%
Gateway Health                        (456,802)               (1,083)        (455,719)     (42,079%)
Geneoa Mine Acquisition                488,805                     0          488,805            *
Genlime Group                          474,816                     0          474,816            *
Global Software                        606,704                     0          606,704            *
Grant Broadcasting                     370,354                     0          370,354            *
ICON Trade Credits                    (810,642)             (150,000)        (660,642)        (440%)
Jackson Products                            **                73,367          (73,367)        (100%)
June Broadcasting                    1,621,927               524,327        1,097,600          209%
Markings and Equipment                (632,640)             (315,000)        (317,640)        (101%)
May Investments                        (46,902)                    0          (46,902)           *
M.I.K. Enterprises                           0              (651,732)         651,732          100%
Mill It Striping                      (125,000)                    0         (125,000)           *
MLX Corporation                       (179,837)             (216,673)          36,836           17%
Momentum Broadcasting                       **               (46,886)          46,886          100%
M-Tec                                       **              (660,642)         660,642          100%
NNS Corporation                       (108,586)              (79,294)         (29,292)          37%
Nobel Education Dynamics               642,525                     0          642,525            *



Old Mill                               (44,658)                    0          (44,658)           *
Piatl Holdings                        (223,049)             (160,833)         (62,216)         (39%)
Pizza shops (11 loans)                (644,731)             (180,754)        (463,977)        (257%)
Lona & George Reeves                   (72,880)              (53,690)         (19,190)         (36%)
R-Tex Decoratives                      (32,377)                    0          (32,377)           *
Spa Lending Corporation             (2,174,740)           (1,459,955)        (714,785)         (49%)
Timbercreek                                 **               (16,667)          16,667          100%
Trion, Inc.                            (65,856)                    0          (65,856)           *
West Virginia Radio
Corporation                           (200,000)             (122,113)         (77,887)         (64%)
Williams Brothers                    1,598,575             2,001,948         (403,372)         (20%)



 *  Percentage not applicable due to zero balance at December 31, 1994.

** Appreciation (depreciation) at September 30, 1995 is not applicable as the investment was repaid, sold, or written off between December 31, 1994 and September 30, 1995.

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

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  List of Exhibits

         11   Statement of Computation of Earnings Per Share

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   ALLIED CAPITAL CORPORATION
                                        (Registrant)



Date: November 14, 1995            ---------------------------------------
                                   Jon A. DeLuca
                                   Senior Vice President and
                                   Chief Financial Officer

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   ALLIED CAPITAL CORPORATION
                                        (Registrant)



Date: November 14, 1995            /s/  JON A. DELUCA
                                   -------------------------------------
                                        Jon A. DeLuca
                                        Senior Vice President and
                                        Chief Financial Officer