Form 10-K
period 1995-12-31
ALLIED CAPITAL CORP
filed 1996-03-29
CIK 3845

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-K
                                  ------------
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 814-97

                           ALLIED CAPITAL CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)
                                  ------------

               MARYLAND                                 53-0245085
     (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
           OF INCORPORATION)                        IDENTIFICATION NO.)

   C/O ALLIED CAPITAL ADVISERS, INC.
   1666 K STREET, N.W., NINTH FLOOR                        20006
           WASHINGTON, D.C.                             (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (202) 331-1112

                                  ------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                          ON WHICH REGISTERED
     -------------------                          -------------------
            NONE                                         NONE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $1.00 PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES  X           NO
                                              -----            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 22, 1996 was approximately $77,268,993 based upon the average bid and asked price for the registrant's common stock on that date. As of March 22, 1996 there were 6,891,836 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1995 are incorporated by reference into Parts II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1996 are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I


ITEM 1.   BUSINESS

         Allied Capital Corporation (the "Company") was incorporated under the laws of the District of Columbia in 1958 and was reorganized as a Maryland corporation in 1991. It is a closed-end management investment company that elected in 1991 to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has two active wholly owned subsidiaries, Allied Investment Corporation ("Allied Investment") and Allied Capital Financial Corporation ("Allied Financial"). Allied Investment and Allied Financial are Maryland corporations registered under the 1940 Act as closed-end management investment companies. Allied Investment is licensed by the U.S. Small Business Administration (the "SBA") as a small business investment company under Section 301(c) of the Small Business Investment Act of 1958 (an "SBIC"), and Allied Financial is licensed by the SBA as a specialized small business investment company under Section 301(d) of the Small Business Investment Act of 1958 (an "SSBIC"). As described below, the Company also has a significant ownership interest in Allied Capital Lending Corporation ("Allied Lending"), a closed-end management investment company that has elected to be regulated as a BDC and is an SBA-approved small business lending company. Allied Capital Advisers, Inc. ("Advisers") serves as the investment adviser to the Company under an investment advisory agreement.

         The investment objective of the Company is to provide a high level of current income and long-term growth in the value of its net assets by providing debt, mezzanine, and equity financing primarily for small, privately owned companies. This objective may be changed by the Board of Directors of the Company without a "vote of a majority of the outstanding voting securities" (as defined in the 1940 Act) of the Company. To achieve its investment objective, the Company invests primarily in and lends primarily to small businesses, both directly and through its wholly owned subsidiaries (unless otherwise indicated, all further references herein to investments made by the Company include those made by its subsidiaries). The investments made by the Company include providing financing for growth, leveraged buyouts of such companies, for note purchases and loan restructurings, and for special situations, such as acquisitions, buyouts, recapitalizations, and bridge financings of such companies.

         The Company's investments generally take the form of loans with equity features, such as warrants or conversion privileges, that entitle the Company to acquire a portion of the equity in the entity in which the investment is made. The typical maturity of such a loan made by the Company is seven years, with interest-only payments in the early years and payments of both principal and interest in the later years, although loan maturities and principal amortization schedules vary. The Company also makes senior loans without equity features. Loans generally bear interest at a fixed rate that the Company believes is competitive in the venture capital marketplace. Current income is derived primarily from interest earned on the loan element of the
Company's investments.   Generally, long-term growth in net asset value and
realized capital gains, if any, from portfolio companies are achieved through the equity obtained as a result of the Company's growth financing and leveraged buyout activity. The Company seeks to structure its investments so that approximately one-half of the potential return is earned in the form of monthly or quarterly interest payments and the balance is derived from capital gains. The Company's investments may be secured by the assets of the entity in which the investment is made, which collateral interests may be subordinated in certain instances to institutional lenders, such as banks. The Company makes available significant managerial assistance to its portfolio companies.
Pending investment of its assets, the Company's funds are generally invested in repurchase agreements fully collateralized by U.S. government securities.

         The Company usually invests in privately held companies or small public companies that are thinly-traded and generally lack access to capital. These companies generally have been in business for at least one year, have a commercially proven product or service, and seek capital to finance expansion or ownership changes. The Company generally requires that the companies in which it invests demonstrate sales growth, positive cash flow, and profitability, although turnaround situations are also considered. The Company's emphasis is on low- to medium-technology businesses, such as broadcasting, manufacturing, environmental concerns, wholesale distribution, commodities storage, and retail operations. The Company emphasizes the quality of management of the companies in which it invests, and seeks experienced entrepreneurs with a management track record, relevant industry experience, and high integrity.

         Historically, all of the investments of the Company have been made in domestic small businesses. However, the Company recently established a $20 million credit facility with the Overseas Private Investment Corporation ("OPIC"), pursuant to which it anticipates making investments in businesses that engage, in whole or in part, in overseas operations, usually in countries representing the world's emerging markets. OPIC is a self-sustaining federal agency the purpose of which is to promote economic growth in developing countries by encouraging U.S. private investment in those nations. Under OPIC regulations, investments generally may be made only in companies that have some affiliation with a U.S.-based business entity. The Company's first OPIC-related investment was made in February 1996 and consisted of an investment in a wireless communications company expanding operations into Latin America; that investment involved borrowing $5 million from the OPIC credit facility.

         In January 1996, the Company registered 885,448 shares of its stock to be offered in connection with a rights offering to its existing shareholders. Pursuant to the rights offering, the Company issued to the common stockholders at the close of business on January 22, 1996, (the "Record Date"), one non-transferable subscription right ("Subscription Right") for each share held which entitled each record date stockholder to subscribe for and purchase from the Company up to one authorized, but theretofore unissued share of the Company's common stock for each seven Subscription Rights held (the "Primary Subscription"). Stockholders who fully exercised their Subscription Rights were entitled to the additional privilege of subscribing for shares from the offering not acquired by exercise of Subscription Rights (the "Over-Subscription Privilege"). In addition, the Company increased the number of shares subject to subscription by 15%, or 132,817 shares, for an aggregate total of 1,018,265 shares available under the offering.

         The subscription price per common share was $13.11, which equaled 95% of the average of the last reported sale price of a share of common stock on the Nasdaq National Market on February 27, 1996 (the expiration date of the rights offering) and each of the four preceding business days. Stockholders participating in the offering subscribed for 404,767 shares through the Primary Subscription and 251,903 shares through the Oversubscription Privilege for a total of 656,670 shares. The Company received net proceeds of $8.2 million from the rights offering after estimated expenses of $458,000, including a 2.5% commission paid to eligible broker/dealers on each share sold as a result of their soliciting efforts. In the registration statement relating to the rights offering, the Company retained the right to offer and sell any unsubscribed-for shares through a subsequent offering. Any such subsequent offering may be made only through the use of a prospectus included in a post-effective amendment to the registration statement.

The Company's Operation as a BDC

         As a BDC, the Company may not acquire any assets other than "Qualifying Assets" unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the value of the Company's total assets (the "70% test"). The principal categories of Qualifying Assets relevant to the business of the Company are the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is defined to include any issuer that (a) is organized and has its principal place of business in the United States, (b) is not an investment company other than an SBIC wholly owned by the BDC (the Company's investments in and advances to Allied Investment and Allied Financial are Qualifying Assets, but its investment in Allied Lending, which is neither wholly owned nor an SBIC, is not) and (c) does not have any class of publicly traded securities with respect to which a broker may extend margin credit.

(2) Securities received in exchange for or distributed with respect to securities described in (1) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

(3) Cash, cash items, government securities, or high quality debt securities (within the meaning of the 1940 Act) maturing in one year or less from the time of investment.

         In addition, to treat securities described in (1) and (2) above as Qualifying Assets for the purpose of the 70% test, a BDC must make available to the issuer of those securities significant managerial assistance. Making available significant managerial assistance means, among other things, (i) any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company or (ii) in the case of an SBIC, making loans to a portfolio company. Managerial assistance is made available to the portfolio companies by the Company's directors and officers, who are employees of Advisers, which manages the Company's investments. Each portfolio company is assigned for monitoring purposes to an investment officer and its principals are contacted and counseled if the portfolio company appears to be encountering business or financial difficulties. The Company also provides managerial assistance on a continuing basis to any portfolio company that requests it, whether or not difficulties are perceived. The Company's officers and directors are highly experienced in providing managerial assistance to small businesses.

         The Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of the Company. Since the Company made its BDC election, it has not in practice made any substantial change in its structure or, on a consolidated basis, in the nature of its business, except for the disposition of its ownership interest in Allied Lending, as described below, which is not a change that results in the Company ceasing to be a BDC. As a BDC, the Company is entitled to borrow money and issue senior securities representing indebtedness as long as senior securities representing indebtedness have asset coverage of at least 200%. This limitation is not applicable to classes of senior securities representing indebtedness of the Company's SBIC and SSBIC subsidiaries.

Co-Investment with Allied Capital Corporation II, Allied Venture Partnership, and Allied Technology Partnership

         In accordance with the conditions of several exemptive orders of the Securities and Exchange Commission (the "Commission") permitting co-investments (the "Co-investment Guidelines"), most of the Company's acquisitions and dispositions of investments are made in participation with Allied Capital Corporation II ("Allied II"). In the past, the Company also acquired certain investments in participation with Allied Venture Partnership ("Allied Venture") and Allied Technology Partnership ("Allied Technology"), both private venture capital partnerships managed by Advisers, neither of which is now making new investments. Allied II is a closed-end management investment company that has elected to be regulated as a BDC and for which Advisers serves as its investment adviser. At December 31, 1995, Allied II had total consolidated assets of $107,169,000, compared to the Company's total consolidated assets of $148,268,000 at that date.

         The Co-investment Guidelines generally provide that the Company and its wholly owned subsidiaries must be offered the opportunity to invest in any investment, other than in interim investments or marketable securities, that would be suitable for Allied II or its wholly owned subsidiaries and the Company to the extent proportionate to their respective consolidated total assets. Securities purchased by the Company or its wholly owned subsidiaries in a co-investment transaction with any of Allied II or its wholly owned subsidiaries, Allied Venture or Allied Technology, will consist of the same class of securities, will have the same registration rights, if any, and other rights related thereto, and will be purchased for the same unit consideration. Any such co-investment transaction must be approved by the Company's Board of Directors, including a majority of its independent directors. The Company will not make any investment in the securities of any issuers in which Allied II, Allied Venture or Allied Technology, but not the Company, has previously invested. The Co-investment Guidelines also provide that the Company will have the opportunity to dispose of any securities in which the Company or its wholly owned subsidiaries and any of Allied II or its wholly owned subsidiaries, Allied Venture or Allied Technology, have invested in proportion to their respective holdings of such securities, and that, in any such disposition, the Company will be required to bear no more than its proportionate share of the transaction costs.

Allied Investment

          Allied Investment, as an SBIC, provides capital to privately owned small businesses primarily through loans, generally with equity features, and, to a lesser extent, through the purchase of common or convertible preferred shares. Loans with equity features are generally evidenced by a note or debenture that is convertible into common stock, requiring the holder to make a choice, prior to the loan's maturity, between accepting repayment and maintaining its equity position, or purchasing, frequently for a nominal consideration, common stock of the issuer even after the loan is repaid. Wherever possible, Allied Investment seeks collateral for its loans, but its security interest is usually subordinated to the security interest of other institutional lenders.

         As an SBIC, Allied Investment currently has the opportunity to sell to the SBA subordinated debentures with a maturity of up to ten years up to an aggregate principal amount determined by a formula which applies a multiple to its private capital, but not in excess of $90 million (the "$90 million limit"). The $90 million limit generally applies to all financial assistance provided by the SBA to any licensee and its "associates," as that term is defined in SBA regulations. For this purpose, Allied Investment and Allied Financial would be deemed to be "associates" of one another and both may be deemed to be "associates" of Allied Investment Corporation II ("Allied Investment II"), which is also an SBIC and is a subsidiary of Allied II. As a group, Allied Investment and Allied Financial have received $68,300,000 in subordinated debenture and preferred stock investments from the SBA as of December 31, 1995; as a result, this combined ability to apply for additional leverage from the SBA will be limited to $21,700,000 due to the $90 million limit. This combined ability to obtain additional leverage assumes that Allied Investment II does not obtain any SBA leverage. The Company is unable to predict the SBA's ability to meet demands for leverage on an ongoing basis, as such funding may be affected if Congress reduces appropriations for the SBA, which may compel the SBA to allocate leverage or to reduce the current limits on available leverage. Therefore, there is no guaranty that Allied Investment or Allied Financial will be able to obtain additional SBA leverage beyond what is currently held.

         Allied Investment provides managerial assistance to its portfolio companies by arranging syndicated financings, advising on major business decisions, furnishing one of its executives to serve as a director or otherwise participating in board meetings and assisting portfolio companies when they are having operating difficulties.

Allied Financial

         Allied Financial, as an SSBIC, operates as a small business investment company specializing in the financing of small businesses controlled by socially or economically disadvantaged persons. To determine whether the owners of a small business are socially or economically disadvantaged, the SBA relies on a composite of factors. Business owners who are members of the following groups, among others, are considered socially disadvantaged: African Americans, Hispanic Americans, Native Americans and Asian Pacific Americans.
In determining whether the owners of a small business are economically disadvantaged, consideration may be given to factors such as levels of income, location (for instance, urban ghettos, depressed rural areas and areas of high unemployment or underemployment), education level, physical or other special handicap, inability to compete in the marketplace because of prevailing or past restrictive practices or Vietnam-era service in the armed forces, or any other factors that may have contributed to disadvantaged conditions.

         An SSBIC may sell preferred stock or long-term subordinated debt to the SBA in an amount of up to 200% of its private capital. Beginning with the SBA's 1996 fiscal year commencing on October 1, 1995, Congress has discontinued subsidized funding for the SBA's SSBIC program. Prior to this change, an SSBIC was able to sell preferred stock and debentures which were issued with a rate reduction or subsidy. Preferred stock sold to the SBA after November 1989 pays dividends at an annual rate of four percent (4%) of par value and must be redeemed within 15 years of issuance; preferred stock sold to the SBA before November 1989 pays dividends at an annual rate of three percent (3%) of par value and has no required redemption date. In addition to preferred stock, the SBA had provided leverage to SSBICs at a reduced rate through the purchase or guarantee of debentures. As of December 31, 1995, Allied Financial had unsubsidized capital in the aggregate amount of $2,000,000 and subsidized capital in the aggregate amount of $23,950,000, consisting of subordinated debentures to the SBA in the amount of $16,950,000, 3% preferred stock of $6,000,000 and 4% preferred stock of $1,000,000.

         Allied Financial provides managerial assistance to its portfolio companies by arranging syndicated financings, advising on major business decisions, furnishing one of its executives to serve as a director or otherwise participating in board meetings and assisting portfolio companies when they are having operating difficulties.

The Company's Interest in Allied Lending

         The Company owned 2,380,000 shares, or all of the outstanding capital stock, of Allied Lending prior to consummation of the initial public offering of Allied Lending's common stock in November 1993. As a result of that initial public offering, the Company's ownership of Allied Lending's common stock was reduced to 1,580,000 shares, or 36.2% of the Allied Lending shares outstanding at December 31, 1993. The Company has agreed to divest itself of all shares of Allied Lending by December 31, 1998 by public offerings, private placements, distributions to the Company's stockholders or otherwise. As part of this divestiture, the Company declared an extra distribution in December 1994 and distributed in early January 1995 an aggregate of 335,086 Allied Lending shares, which reduced its ownership of Allied Lending to 1,244,914 shares, or 28% of the Allied Lending common stock then outstanding.

         Until 1995, the business of Allied Lending consisted solely of making small business loans which are partially guaranteed under the SBA's 7(a) Loan Program ("7(a) guaranteed loans"). Allied Lending has been an active non-bank lender in the 7(a) Loan Program. Most of the loans made by Allied Lending historically have been made for the purpose of allowing portfolio companies to acquire real estate-related assets, such as factories, workshops, or retail premises, or to refinance outstanding loans made to acquire such real estate; a smaller proportion of such loans has been made for the purpose of allowing portfolio companies to purchase or refinance machinery and equipment. Allied Lending, pursuant to stockholder approval at a Special Meeting of Stockholders on November 9, 1995, expanded its ability to make loans to include, in addition to 7(a) guaranteed loans, loans that are made in conjunction with 7(a) guaranteed loans, and loans pursuant to the SBA 504 program.

Investment Adviser

         Advisers is the investment adviser to the Company pursuant to an investment advisory agreement. In May 1995, the Company's stockholders approved a new investment advisory agreement (the "current agreement"). The current agreement will remain in effect from year to year as long as its continuance is approved at least annually by the Board of Directors, including a majority of the disinterested directors, or by the "vote of a majority of the outstanding voting securities" (as defined in the 1940 Act), of the Company. The current agreement may, however, be terminated at any time on (60) sixty days' notice, without the payment of any penalty, by the Board of Directors or by vote of a majority of the Company's outstanding voting securities, as so defined, and will terminate automatically in the event of its assignment.

         The terms of the current agreement are virtually identical to those of the investment advisory agreement between the Company and Advisers that it replaced (the "former agreement") except as to the calculation of the investment advisory fee and to the extent clarifying changes were made regarding the nature of professional or technical fees and expenses to be paid by the Company. The terms of the current agreement regarding calculation of the investment advisory fee are intended to reflect Advisers' practice of generally imposing a significantly lower fee on the Company's cash and cash equivalents and Interim Investments (i.e., U.S. government securities) than the fee applicable to the Company's invested assets, which Advisers has historically effected by waiving portions of the investment advisory fee applicable to the Company's cash and cash equivalents and Interim Investments. In the current agreement the provisions of the former agreement concerning the transaction costs to acquire or dispose of an investment were clarified to describe the nature of professional or technical fees and expenses to be paid by the Company and to provide that those fees and expenses included items such as credit reports, title searches, fees of accountants or industry-specific technical experts, and transaction-specific travel expenses. The effect of those clarifications and the replacement of the former agreement does not result in the imposition of any new fee or expense to be paid by the Company or its stockholders. Replacement of the former agreement with the current agreement is expected to result in an advisory fee that is lower than that provided under the former agreement (absent waiver by Advisers of any portion of its fee) and approximately the same as that provided in recent practice when Advisers waived a portion of its fee annually. The terms of the current agreement are summarized below.

         Pursuant to the current agreement, Advisers manages the investments of the Company, subject to the supervision and control of the Board of Directors. Specifically, Advisers identifies, evaluates, structures, closes, and monitors the investments made by the Company. The Company will not make any investments that have not been recommended by Advisers as long as the current agreement remains in effect. Advisers has the authority to effect acquisitions and dispositions of investments for the Company's account, subject to approval by the Company's Board of Directors.

         The current agreement provides that the Company will pay all of its own operating expenses, except those specifically required to be borne by Advisers. The expenses paid by Advisers include the compensation of its officers and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses that are paid by the Company include the Company's share of transaction costs incident to the acquisition and disposition of investments, legal and accounting fees, the fees and expenses of the Company's independent directors and the fees of its officer-directors, the costs of printing and mailing proxy statements and reports to stockholders, costs associated with promoting the Company's stock, and the fees and expenses of the Company's custodian and transfer agent. The Company is also required to pay expenses associated with litigation and other extraordinary or non-recurring expenses, as well as expenses of required and optional insurance and bonding. All fees paid by or for the account of an actual or prospective portfolio company in connection with an investment transaction in which the Company participates are treated as commitment fees or management fees and are received by the Company, pro rata to its participation in such transaction, rather than by Advisers. Advisers is entitled to retain for its own account any fees paid by or for the account of any company, including a portfolio company, for special investment banking or consulting work performed for that company which is not related to such investment transaction or management assistance. Advisers will report to the Board of Directors not less often than quarterly all fees received by Advisers from any source whatever and whether, in its opinion, any such fee is one that Advisers is entitled to retain under the provisions of the current agreement. In the event that any member of the Board of Directors should disagree, the matter will be conclusively resolved by a majority of the Board of Directors, including a majority of the independent Directors. If the Company uses the services of attorneys or paraprofessionals on the staff of Advisers for the Company's corporate purposes in lieu of outside counsel, the Company will reimburse Advisers for such services at hourly rates calculated to cover the cost of such services, as well as for incidental disbursements by Advisers in connection with such services.

         As compensation for its services to and the expenses paid for the account of the Company, Advisers is paid quarterly, in arrears, a fee equal to 0.625% per quarter of the quarter-end value of the Company's consolidated total assets, less the value of the shares of Allied Lending owned by the Company, consolidated Interim Investments, cash and cash equivalents, plus 0.125% per quarter of the quarter-end value of consolidated Interim Investments, cash and cash equivalents. The current agreement provides specifically that the fee to Advisers will not apply to the Company's investment in Allied Lending, as required by the Commission's 1993 exemptive order permitting the spinoff of Allied Lending. Such fees on an annual basis are approximately 2.5% of the Company's consolidated total assets, less the Company's investment in Allied Lending and consolidated Interim Investments, cash and cash equivalents, and 0.5% of the Company's consolidated Interim Investments, cash and cash equivalents.

         The fee to Advisers is substantially higher than that paid by most investment companies because of the efforts and resources devoted by Advisers to identifying, evaluating, structuring, closing, and monitoring the types of private investments in which the Company specializes. The rate of compensation paid by the Company to Advisers is substantially the same as that paid by Allied II, with which Advisers has also negotiated a new investment advisory agreement during 1995. The Company also understands that the fee to Advisers provided for by the current agreement is not in excess of that frequently paid by private investment funds engaged in similar types of investments. Such private funds also typically allocate to management a substantial participation in profits.

Employees

         The Company has no employees, as all of its personnel are furnished by Advisers.

ITEM 2.  PROPERTIES.

         The Company does not own or lease any properties or other tangible assets.

ITEM 3.   LEGAL PROCEEDINGS.

         The Company is not a defendant in any material pending legal proceeding, and no such material proceedings are known by the Company to be contemplated.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names, ages and positions of the executive officers of the Company as of March 1, 1996, as well as certain other information with respect to those persons:


                                              Positions Currently
                                                 Held with the                     Principal Occupations
 Name                         Age                   Company                        During Past Five Years
 ----                         ---           ----------------------                 ----------------------
 David Gladstone               53      Chairman of the Board and Chief        Employed by the Company or
                                       Executive Officer                      Advisers since 1974; Chairman
                                                                              and Chief Executive Officer of
                                                                              Allied II, Allied Capital
                                                                              Commercial Corporation
                                                                              ("Allied Commercial"), Allied
                                                                              Lending and Advisers;
                                                                              Director, President and Chief
                                                                              Executive Officer of Business
                                                                              Mortgage Investors, Inc.
                                                                              ("BMI") and Allied Capital
                                                                              Mortgage Corporation ("Allied
                                                                              Mortgage"); Director of The
                                                                              Riggs National Corporation;
                                                                              Trustee of The George
                                                                              Washington University.

 George C. Williams           69       Vice Chairman of                       Employed by the Company or
                                       the Board                              Advisers since 1959; Vice
                                                                              Chairman of Allied II, Allied
                                                                              Commercial, Allied Lending and
                                                                              Advisers; Chairman of BMI and
                                                                              Allied Mortgage.  He is the
                                                                              father of G. Cabell Williams
                                                                              III.

 G. Cabell Williams III       41       President, and Chief                   Employed by the Company or
                                       Operating Officer                      Advisers since 1981.
                                                                              Executive Vice President of
                                                                              Allied II, Allied Commercial,
                                                                              Allied Lending, BMI and
                                                                              Advisers; Director of
                                                                              Environmental Enterprises
                                                                              Assistance Fund.  He is the
                                                                              son of George C. Williams.

 Jon A. DeLuca                33       Executive Vice President, Treasurer,   Employed by Advisers since
                                       and Chief Financial Officer            1994.  Executive Vice
                                                                              President, Treasurer and Chief
                                                                              Financial Officer of Allied
                                                                              II, Allied Commercial, Allied
                                                                              Lending, BMI, Allied Mortgage,
                                                                              and Advisers. Manager of
                                                                              Entrepreneurial Services at
                                                                              Coopers & Lybrand from 1986 to
                                                                              1994.

 William F. Dunbar            37       Executive Vice President               Employed by the Company or
                                                                              Advisers since 1987; President
                                                                              and Chief Operating Officer of
                                                                              Allied II; Executive Vice
                                                                              President of Allied
                                                                              Commercial, Allied Lending,
                                                                              BMI and Advisers.

 Thomas R. Salley             38       General Counsel and Secretary          Employed by Advisers since
                                                                              1988; General Counsel and
                                                                              Secretary of Allied II, Allied
                                                                              Lending, Allied Commercial,
                                                                              BMI, Allied Mortgage and
                                                                              Advisers.

 Joan M. Sweeney              36       Executive Vice President               Employed by Advisers since
                                                                              1993; President and Chief
                                                                              Operating Officer of Advisers;
                                                                              Executive Vice President of
                                                                              Allied II, Allied Commercial,
                                                                              Allied Lending, BMI, and
                                                                              Allied Mortgage; Senior
                                                                              Manager at Ernst & Young from
                                                                              1990 to 1993.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

         Information in response to this Item is incorporated by reference to the "Investor Information" section of, and to Notes 4 and 7 of the Notes to Consolidated Financial Statements contained in, the Company's Annual Report to Stockholders for the year ended December 31, 1995 (the "1995 Annual Report").

ITEM 6.   SELECTED FINANCIAL DATA.

         Information in response to this Item is incorporated by reference to the table in the "Consolidated Comparison of Financial Highlights" section of the 1995 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Information in response to this Item is incorporated by reference to the "Management's Discussion and Analysis" section of the 1995 Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, notes thereto and Report of Independent Accountants thereon contained in the 1995 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the "Election of Directors" section and the subsection captioned "Compliance with Reporting Requirements of Section 16(a) of the Securities Exchange Act of 1934" of the Company's definitive proxy statement in connection with its 1996 Annual Meeting of Stockholders, scheduled to be held on May 6, 1996 (the "1996 Proxy Statement"). Information in response to this Item also is included under the caption "Executive Officers of the Registrant" included in Part I of this Report.


ITEM 11.   EXECUTIVE COMPENSATION.

         Information in response to this Item is incorporated by reference to the subsections captioned "Compensation of Executive Officers and Directors," "Incentive Stock Options" and "Compensation of Directors" of the 1996 Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information in response to this Item is incorporated by reference to the subsection captioned "Beneficial Ownership of Common Stock" of the 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information in response to this Item is incorporated by reference to the subsections captioned "Certain Transactions" of the 1996 Proxy Statement.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this Report:

     1. A. The following financial statements are incorporated by reference from the 1995 Annual Report:

          Consolidated Balance Sheet at December 31, 1995 and 1994. Consolidated Statement of Operations for the years ended December 31,
           1995, 1994 and 1993.
          Consolidated Statement of Changes in Net Assets for the years ended
           December 31, 1995, 1994 and 1993.
          Consolidated Statement of Cash Flows for the years ended December 31,
           1995, 1994 and 1993.
          Consolidated Statement of Loans to and Investments in Small Business
           Concerns at December 31, 1995.
          Notes to Consolidated Financial Statements.

          B. Report of Independent Accountants with respect to the financial statements listed in A. above is incorporated by reference from the 1995 Annual Report.

     2. No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

     3. The following exhibits are filed herewith or incorporated by reference as set forth below:


(3)(A)(1)       The Company's Articles of Incorporation.

(3)(B)(2)       The Company's By-Laws.

(4)(A) Instruments Defining the Rights of Security holders. See Exhibits 3(A) and 3(B).

(4)(D)(3) Note Agreement between the Company and certain subsidiaries and Massachusetts Mutual Life Insurance Company, as amended, dated April 30, 1992.

(4)(E)(2) Loan Agreement between the Company and Overseas Private Investment Corporation, dated April 10, 1995.

(4)(F)(2) Unsecured Line of Credit Agreement between the Company and The Riggs National Bank of Washington, DC dated December 18, 1995.

(10)(A)(4) Investment Advisory Agreement between the Company and Allied Capital Advisers, Inc. approved by the Company's stockholders on May 4, 1995.

(10)(B)(i)(5)   Letter Agreement dated November 16, 1993 among Allied Capital
                Lending Corporation, the Company and Lehman Brothers Inc.

(10)(B)(ii)(6)  Tax Indemnification Agreement dated November 12, 1993 between the Company and Allied Capital Lending Corporation.

(10)(C)(iii)(7) The Company's Dividend Reinvestment Plan.

(10)(E)(8)      The Company's Incentive Stock Option Plan, as amended.

(11)*           Statement re computation of per share earnings.

(13)(9)*        1995 Annual Report to Stockholders.

(21)            Subsidiaries of the Company and jurisdiction of incorporation.

                    Allied Investment Corporation                 Maryland
                    Allied Capital Financial Corporation          Maryland
                    Allied Development Corporation                District of Columbia

(23)*           Consents of Matthews, Carter and Boyce, independent accountants.

(27)*           Financial Data Schedule.

(28)* Financial statements as of and for the year ended December 31, 1995 of Allied Investment Corporation and Allied Capital Financial Corporation, in the form filed with the Small Business Administration.

---------------------------------

*    Filed herewith.

(1) Incorporated by reference to Exhibit D to the Company's definitive proxy statement filed on April 11, 1991.

(2) Incorporated by reference to such Exhibit on Pre-Effective Amendment No. 2 filed with registration statement Form N-2 (File No. 33-64629) on January 24, 1996.

(3) Incorporated by reference to Exhibit (4)(D)(i) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992. Amendments thereto are incorporated by reference to Exhibits (4)(D)(ii),
     (4)(D)(iii) and (4)(D)(iv) to the Company's Form 8-K filed on December 9, 1993.

(4) Incorporated by reference to Exhibit A to the Company's definitive proxy statement relating to the meeting of its stockholders held on May 4, 1995.

(5) Incorporated by reference to an exhibit of the same number filed with the Company's Form 8-K dated November 19, 1993.

(6) Incorporated by reference to an exhibit of the same number filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(7) Incorporated by reference to an exhibit of the same number filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

(8) Incorporated by reference to Exhibit A to the Company's definitive proxy statement filed on March 30, 1994 with respect to an annual meeting of stockholders held on May 5, 1994.

(9) Except to the extent that portions of this exhibit are incorporated herein by reference, this document shall not be deemed to have been filed pursuant to the Securities Exchange Act of 1934.

(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed for the three months ended December 31, 1995.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1996.


                             /s/ DAVID GLADSTONE
                             -------------------------------------------------
                             David Gladstone
                             Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                                       Title
Signature                                              (Capacity)                          Date
---------                                              ----------                          ----
/s/ DAVID GLADSTONE                                    Chairman and                        March 28, 1996
-------------------------------------------------      Chief Executive Officer
David Gladstone                                        (Principal Executive Officer)

/s/ GEORGE C. WILLIAMS                                 Vice Chairman of the Board          March 28, 1996
-------------------------------------------------
George C. Williams

/s/ G. CABELL WILLIAMS III                             Director and President              March 28, 1996
-------------------------------------------------      and Chief Operating Officer
G. Cabell Williams III

/s/ T. MURRAY TOOMEY                                   Director                            March 28, 1996
-------------------------------------------------
T. Murray Toomey

/s/ JOSEPH A. CLORETY III                              Director                            March 28, 1996
-------------------------------------------------
Joseph A. Clorety III

/s/ GUY T. STEUART II                                  Director                            March 28, 1996
-------------------------------------------------
Guy T. Steuart II

/s/ WARREN K. MONTOURI                                 Director                            March 28, 1996
-------------------------------------------------
Warren K. Montouri

/s/ MICHAEL I. GALLIE                                  Director                            March 28, 1996
-------------------------------------------------
Michael I. Gallie

/s/ JON A. DELUCA                                      Executive Vice                      March 28, 1996
-------------------------------------------------      President and Chief
Jon A. DeLuca                                          Financial Officer
                                                       (Principal Financial
                                                       and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number              Description
-------             -----------
(11)           Statement re computation of per share earnings.

(13)           1995 Annual Report to Stockholders.

(23)           Consents of Matthews, Carter and Boyce, independent accountants.

(27)           Financial Data Schedule.

(28)           Financial statements as of and for the year ended
               December 31, 1995 of Allied Investment Corporation and
               Allied Capital Financial Corporation, in the form filed with the Small Business Administration.