Form 10-Q
period 1996-03-31
ALLIED CAPITAL CORP
filed 1996-05-15
CIK 3845

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period                     Commission file number:
ended MARCH 31, 1996                                  814-97
      --------------                          ----------------------


                          ALLIED CAPITAL CORPORATION
             ------------------------------------------------------
             (exact name of Registrant as specified in its charter)



       MARYLAND                                          53-0245085
- -----------------------                            ----------------------
(State or jurisdiction of                               (IRS Employer
incorporation or organization)                       Identification  No.)


                       C/O ALLIED CAPITAL ADVISERS, INC.
                              1666 K STREET, N.W.
                                   9TH FLOOR
                            WASHINGTON, DC   20006
                 ----------------------------------------------
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (202) 331-1112
                                                           --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                           --- -----  --  -----

On May 3, 1996 there were 6,907,741 shares outstanding of the Registrant's common stock, $1 par value.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                                FORM 10-Q INDEX


PART     I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

            Consolidated Balance Sheet as of March 31, 1996
            and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

            Consolidated Statement of Operations - For the Three Months Ended
            March 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2

            Consolidated Statement of Changes in Net Assets - For the Three Months
            Ended March 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

            Consolidated Statement of Cash Flows - For the Three Months Ended
            March 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4

            Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .      5

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9

  Item 2. Changes in Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9

  Item 3. Defaults Upon Senior Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9

  Item 4. Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . . . . .      9

  Item 5. Other Information   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9

  Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

                         PART I - Financial Information

Item 1.  Financial Statements

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)

                                                                                     March 31, 1996           December 31, 1995
                                                                                     --------------           -----------------
                                                                                        (unaudited)
       Assets

       Investments at Value:

         Loans and debt securities (cost: 1996 - $95,893; 1995 -                           $ 89,688                   $ 90,377
           $98,119)  . . . . . . . . . . . . . . . . . . . . . . . . . .

         Equity securities (cost: 1996 - $16,616; 1995 - $15,039)  . . .                     31,923                     31,600

         Other investment assets (cost: 1996 - $2,398; 1995 - $2,457). .                      1,149                      1,207
                                                                                            -------                    -------

                Total investments  . . . . . . . . . . . . . . . . . . .                    122,760                    123,184

       Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .                     34,009                     22,743

       Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                      3,484                      2,341
                                                                                            -------                     ------

                Total assets . . . . . . . . . . . . . . . . . . . . . .                   $160,253                   $148,268
                                                                                            =======                    =======

       Liabilities

       Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    $86,300                   $ 82,800

       Dividends and distributions payable . . . . . . . . . . . . . . .                         55                      3,808

       Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .                      4,109                      3,479
                                                                                            -------                    -------

                                                                                             90,464                     90,087

       Redeemable preferred stock  . . . . . . . . . . . . . . . . . . .                      1,000                      1,000


       Commitments and Contingencies

       Shareholders' Equity

         Preferred Stock of wholly owned subsidiary, $100 par
           value; 60,000 shares authorized, issued and
           outstanding at 3/31/96 and 12/31/95 . . . . . . . . . . . . .                      6,000                      6,000

         Common stock, $1 par value; 10,000,000 shares
           authorized; 6,907,741 and 6,198,138 shares
            issued and outstanding at 3/31/96 and 12/31/95 . . . . . . .                      6,908                      6,198

         Additional paid-in capital  . . . . . . . . . . . . . . . . . .                     49,767                     41,491

         Notes receivable from sale of common stock  . . . . . . . . . .                       (373)                      (401)

         Net unrealized appreciation on investments  . . . . . . . . . .                      7,853                      7,569

         Distributions in excess of accumulated earnings . . . . . . . .                     (1,366)                    (3,676)
                                                                                           --------                   --------

                 Total shareholders' equity  . . . . . . . . . . . . . .                     68,789                     57,181
                                                                                            -------                    -------

                 Total liabilities and shareholders' equity  . . . . . .                   $160,253                   $148,268
                                                                                            =======                    =======





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                                             For the Three Months Ended
                                                                                                     March 31,
                                                                                            -----------------------------

                                                                                                 1996               1995
                                                                                            ----------         ----------
            Investment income:

              Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $  3,334            $ 3,142

              Dividends and other income  . . . . . . . . . . . . . . . . . . . .                  418                407
                                                                                               -------             ------

                Total investment income . . . . . . . . . . . . . . . . . . . . .                3,752              3,549
                                                                                               -------             ------

            Expenses:

              Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . .                1,831              1,697

              Investment advisory fee . . . . . . . . . . . . . . . . . . . . . .                  734                637

              Other operating expenses  . . . . . . . . . . . . . . . . . . . . .                  205                334
                                                                                               -------             ------

                Total expenses  . . . . . . . . . . . . . . . . . . . . . . . . .                2,770              2,668
                                                                                               -------             ------

            Net investment income . . . . . . . . . . . . . . . . . . . . . . . .                  982                881

            Net realized gains on investments . . . . . . . . . . . . . . . . . .                3,176                 78
                                                                                               -------             ------

            Net investment income before net unrealized
            appreciation on investments   . . . . . . . . . . . . . . . . . . . .                4,158                959


            Net unrealized appreciation on investments  . . . . . . . . . . . . .                  284              1,175
                                                                                               -------             ------

            Net increase in net assets resulting from
               operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $  4,442            $ 2,134
                                                                                               =======             ======


            Earnings per common share . . . . . . . . . . . . . . . . . . . . . .             $   0.69            $  0.34
                                                                                               =======             ======

            Weighted average number of common shares and
                common share equivalents outstanding  . . . . . . . . . . . . . .                6,343              6,154
                                                                                               =======             ======





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                                          For the Three Months Ended March 31,
                                                                                         --------------------------------------

                                                                                            1996                         1995
                                                                                          ---------                    --------
       Increase in net assets resulting from operations:

         Net investment income . . . . . . . . . . . . . . . . . . .                     $    982                     $    881

         Net realized gains on investments . . . . . . . . . . . . .                        3,176                           78

         Net change in unrealized appreciation on investments  . . .                          284                        1,175
                                                                                          -------                      -------
             Net increase in net assets resulting from
               operations  . . . . . . . . . . . . . . . . . . . . .                        4,442                        2,134

       Distributions to shareholders:

         Common stock dividend . . . . . . . . . . . . . . . . . . .                       (1,793)                      (1,230)

         Preferred stock dividend  . . . . . . . . . . . . . . . . .                          (55)                         (55)

       Capital Share Transactions  . . . . . . . . . . . . . . . . .                        9,014                          122
                                                                                          -------                      -------

       Net increase in net assets  . . . . . . . . . . . . . . . . .                       11,608                          971

       Net assets at beginning of the period . . . . . . . . . . . .                       57,181                       49,987
                                                                                          -------                      -------

       Net assets at end of Period . . . . . . . . . . . . . . . . .                       68,789                       50,958

       Preferred stock of wholly owned subsidiary  . . . . . . . . .                       (6,000)                      (6,000)
                                                                                          -------                      -------

       Net asset value available to common shareholders  . . . . . .                     $ 62,789                     $ 44,958
                                                                                          =======                      =======

       Net asset value per common share  . . . . . . . . . . . . . .                     $   9.09                     $   7.29
                                                                                          =======                      =======

       Common shares outstanding at end of period  . . . . . . . . .                        6,908                        6,163
                                                                                          =======                      =======





     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                               For the Three Months Ended March 31,
                                                                                               ------------------------------------

                                                                                                 1996                        1995
                                                                                              ----------                  ----------
  Cash Flows From Operating Activities:

    Net increase in net assets resulting from operations   . . . . . . . . .                    $  4,442                   $  2,134

    Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:

       Net unrealized appreciation on investments  . . . . . . . . . . . . .                        (284)                    (1,175)

       Net realized gains on investments   . . . . . . . . . . . . . . . . .                      (3,176)                       (78)

    Changes in assets and liabilities  . . . . . . . . . . . . . . . . . . .                        (513)                     1,328
                                                                                                 -------                     ------

          Net cash provided by operating activities  . . . . . . . . . . . .                         469                      2,209
                                                                                                 -------                     ------



  Cash Flows From Investing Activities:

       Net decrease in investments   . . . . . . . . . . . . . . . . . . . .                       4,038                        351

       Net purchase of U.S. government securities  . . . . . . . . . . . . .                           -                       (961)

       Payments on notes receivable  . . . . . . . . . . . . . . . . . . . .                          28                          -
                                                                                                 -------                     ------

          Net cash provided by (used in) investing activities  . . . . . . .                       4,066                       (610)
                                                                                                 -------                     ------


  Cash Flows From Financing Activities:

       Issuance of common shares   . . . . . . . . . . . . . . . . . . . . .                       8,200                          -

       Common distributions paid   . . . . . . . . . . . . . . . . . . . . .                      (4,749)                    (1,108)

       Preferred distributions paid  . . . . . . . . . . . . . . . . . . . .                        (220)                      (220)

       Proceeds from the issuance of OPIC debentures   . . . . . . . . . . .                       5,000                          -

       Payments on revolving line of credit  . . . . . . . . . . . . . . . .                      (1,500)                      (880)
                                                                                                 -------                     ------

          Net cash provided by (used in) financing activities  . . . . . . .                       6,731                     (2,208)
                                                                                                 -------                     ------


  Net increase (decrease) in cash and cash equivalents   . . . . . . . . . .                      11,266                       (609)

  Cash and cash equivalents, beginning of period   . . . . . . . . . . . . .                      22,743                      6,609
                                                                                                 -------                     ------


  Cash and cash equivalents, end of period   . . . . . . . . . . . . . . . .                    $ 34,009                   $  6,000
                                                                                                 =======                     ======





    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996
                                  (UNAUDITED)


NOTE 1.  GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Corporation and its subsidiaries (the Company) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of March 31, 1996 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1995 financial statements in order to conform to the 1996 presentation.

NOTE 2.  DIVIDENDS AND DISTRIBUTIONS

         The Company's board of directors declared a $0.26 per share first quarter dividend that was paid on March 29, 1996 to shareholders of record as of March 15, 1996.

NOTE 3.  DEBT

         The Company had no borrowings outstanding under its revolving line of credit agreement as of March 31, 1996.

         The Company borrowed $5,000,000 under its loan agreement with the Overseas Private Investment Corporation (OPIC) in order to finance its first OPIC qualified investment. The OPIC loan bears interest at 6.48% as of March 31, 1996 and all principal is due at the maturity date, which is February, 2006. In addition, OPIC is entitled to receive from the Company a contingent fee at maturity of the loan equal to five percent of the return generated by the OPIC-related investments in excess of seven percent.

NOTE 4.  SHAREHOLDERS' EQUITY

         The Company issued to the common stockholders at the close of business on January 22, 1996, the record date, non-transferable subscription rights that entitled record date stockholders to subscribe for and purchase from the Company up to one authorized, but unissued share of the Company's common stock for each seven subscription rights held. The Company offered a total of 885,448 shares of common stock pursuant to this offer. Stockholders who fully exercised their subscription rights were entitled to the additional privilege of subscribing for shares from the offering not acquired by exercise of subscription rights.

         The subscription price per common share was $13.11, which equaled 95 percent of the average of the last reported sale price of a share of common stock on the Nasdaq National Market on February 27, 1996 (the expiration date of the offer) and each of the four preceding business days. Stockholders participating in the offering subscribed for 411,961 shares through the primary subscription and 251,749 shares through the oversubscription privilege for a total of 663,710 shares. The Company received net proceeds of $8,200,000 from the rights offering after estimated expenses of $458,000, including a 2.5 percent commission paid to eligible broker/dealers on each share sold as a result of their soliciting efforts.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

         Commitments.   The Company had commitments to invest in various
         existing and prospective portfolio companies, stand by letters of credit and third party guarantees outstanding of $1,600,000 at March 31, 1996.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


         Litigation. The Company is party to certain lawsuits in connection with investments it has made to small businesses. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these actions will have a material effect upon the consolidated financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         For the First Quarter Ended March 31, 1996 and 1995.

         The net increase in net assets resulting from operations for the quarter ended March 31, 1996 was $4.4 million, an increase of 108% over the net increase in net assets resulting from operations for the quarter ended March 31, 1995. Earnings per common share was $0.69 for the current quarter as compared to $0.34 per common share for the comparable quarter of the prior year.

         For the quarter ended March 31, 1996, net investment income increased 11% to $982,000 as compared to $881,000 for the comparable quarter of 1995. Total investment income increased 5.7% in the first quarter of 1996 as compared to the first quarter of 1995. This increase is primarily attributable to the Company increasing its investments in loans and debt securities, that earn a current return.

         Total expenses increased 3.8% to $2.8 million for the quarter ended March 31, 1996 from $2.7 million last year. Interest expense increased 7.9% for the first quarter of 1996 as compared to the comparable quarter of the previous year as a result of the Company's outstanding borrowings increasing to $86.3 million from $76.1 million at March 31,1995. The Company's investment advisory fee increased approximately 15% to $734,000 for the quarter ended March 31, 1996 from $637,000 in the first quarter of 1995. This increase is the result of the Company's growth in invested assets and total assets from March 31, 1995. Other operating expenses decreased approximately 39% for the first quarter of 1996 as compared to 1995. Other operating expenses were higher in the first quarter of 1995 due to non-recurring legal fees related to litigation that was settled in 1995.

         Net realized gains on investments were $3.2 million for the quarter ended March 31, 1996. During the quarter the Company successfully liquidated two equity investments in its portfolio that generated significant gains.

         LIQUIDITY AND CAPITAL RESOURCES

         Total assets increased approximately $12 million to $160.3 million as of March 31, 1996 from $148.3 million as of December 31, 1995. This growth in total assets resulted primarily from the Company's one-for-seven non-transferable rights offering, which netted approximately $8.2 million in proceeds, and the completion of its first qualified investment funded by its agreement with the Overseas Private Investment Corporation.

         Total investments as of March 31, 1996 decreased $0.4 million from December 31, 1995 as total repayments and changes in investment valuations during the first quarter of 1996 offset first quarter new investments of $5 million. Cash and cash equivalents increased to $34 million as of March 31, 1996 from $22.7 million at December 31, 1995 due to the proceeds received from the rights offering and investment liquidations.

         The Company believes that it has adequate capital to continue to satisfy its operating needs, commitments and other future investment opportunities that may arise over the year.

         PORTFOLIO CHANGES

         For the three months ended March 31, 1996, the Company's portfolio had net unrealized appreciation of $284,000 due primarily to changes in market prices for public equity investments and sales of certain other portfolio investments.

         The Company's public equity investments which appreciated (depreciated) in value during the three months ended March 31, 1996 were:

                                                                       Unrealized
                                                                     appreciation
                                                                   (depreciation)
                                                                   --------------
                 Allied Capital Lending Corporation                  $1,681,000
                 DMI Furniture                                          127,000
                 Esquire Communications                                  90,000
                 Garden Ridge Corporation                               444,000
                 Labor Ready                                            521,000
                 Nobel Education Dynamics                               825,000
                 Quality Software Products                             (306,000)

          The sale of three portfolio investments resulted in unrealized appreciation (depreciation) and the recognition of realized gains (losses) during the three months ended March 31, 1996 as follows:

                                                            Unrealized                Realized
                                                          Appreciation                    Gain
                                                        (Depreciation)                  (Loss)
                                                        --------------                  ------
                 Garden Ridge Corporation                  $(1,518,000)            $ 1,692,000
                 June Broadcasting                          (1,948,000)              2,182,000
                 Providential                                  789,000                (789,000)


         In addition, the Company's investment in Williams Brothers depreciated in value by $807,000. The remaining net increase in net unrealized appreciation during the three months ended March 31, 1996 was $386,000.

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

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   List of Exhibits

         11    Statement of Computation of Earnings Per Share

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

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

                                         ALLIED CAPITAL CORPORATION
                                         --------------------------
                                                (Registrant)



                                         /s/ Jon A. DeLuca
                                         -----------------------------
Date: May 13, 1996                       Jon A. DeLuca
      ------------                       Executive Vice President and
                                         Chief Financial Officer