Form 10-Q
period 1996-06-30
ALLIED CAPITAL CORP
filed 1996-08-13
CIK 3845

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

 Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
                                 Act of 1934


For the quarterly period                               Commission file number:
ended JUNE 30, 1996                                             814-97
      -------------                                     ----------------------


                          ALLIED CAPITAL CORPORATION
              ---------------------------------------------------
            (exact name of Registrant as specified in its charter)


       MARYLAND                                               53-0245085
- -----------------------                                 ----------------------
(State or jurisdiction of                                   (IRS Employer
incorporation or organization)                            Identification  No.)

                       C/O ALLIED CAPITAL ADVISERS, INC.
                              1666 K STREET, N.W.
                                   9TH FLOOR
                            WASHINGTON, DC   20006
               -------------------------------------------------
                   (Address of principal executive offices)


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

On August 5, 1996 there were 6,972,823 shares outstanding of the Registrant's common stock, $1 par value.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                                FORM 10-Q INDEX


PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Consolidated Balance Sheet as of June 30, 1996
            and December 31, 1995 . . . . . . . . . . . . . . . . . . . . .  1

            Consolidated Statement of Operations - For the Three and Six
            Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . . .  2

            Consolidated Statement of Changes in Net Assets - For the Six
            Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . . .  3

            Consolidated Statement of Cash Flows - For the Six Months Ended
            June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . .  4

            Notes to Consolidated Financial Statements  . . . . . . . . . .  5

  Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . . . .  7


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

                         PART I - Financial Information

Item 1.  Financial Statements

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)

                                                                                         June 30, 1996           December 31, 1995
                                                                                         -------------           -----------------
                                                                                          (unaudited)
 Assets
 Investments at Value:

   Loans and debt securities (cost: 1996 - $94,262; 1995 - $98,119)  . . .                  $ 86,644                     $ 90,377

   Equity securities (cost: 1996 - $16,725; 1995 - $15,039)  . . . . . . .                    28,669                       31,600

   Other investment assets (cost: 1996 - $1,947; 1995 - $2,457)  . . . . .                       756                        1,207
                                                                                            --------                      -------

                 Total investments . . . . . . . . . . . . . . . . . . . .                   116,069                      123,184

 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .                    37,679                       22,743

 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     3,178                        2,341
                                                                                             -------                      -------

                 Total assets  . . . . . . . . . . . . . . . . . . . . . .                  $156,926                     $148,268
                                                                                             =======                      =======

 Liabilities

 Debentures and notes payable  . . . . . . . . . . . . . . . . . . . . . .                  $ 86,300                     $ 81,300

 Revolving line of credit  . . . . . . . . . . . . . . . . . . . . . . . .                         -                        1,500

 Dividends and distributions payable . . . . . . . . . . . . . . . . . . .                       110                        3,808

 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     2,600                        3,479
                                                                                             -------                      -------
                                                                                              89,010                       90,087

 Redeemable preferred stock  . . . . . . . . . . . . . . . . . . . . . . .                     1,000                        1,000

 Commitments and Contingencies


 Shareholders' Equity

   Preferred Stock of wholly owned subsidiary, $100 par
     value; 200,000 shares authorized, 60,000 issued and
     outstanding at 6/30/96 and 12/31/95 . . . . . . . . . . . . . . . . .
                                                                                                6,000                       6,000
   Common stock, $1 par value; 10,000,000 shares
     authorized; 6,963,371 and 6,198,138 shares
      issued and outstanding at 6/30/96 and 12/31/95 . . . . . . . . . . .
                                                                                                6,963                       6,198

   Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .                     50,335                      41,491

   Notes receivable from sale of common stock  . . . . . . . . . . . . . .                       (573)                       (401)

   Net unrealized appreciation on investments  . . . . . . . . . . . . . .                      3,135                       7,569

   Undistributed (distributions in excess of) accumulated earnings . . . .                      1,056                      (3,676)
                                                                                              -------                     -------
           Total shareholders' equity  . . . . . . . . . . . . . . . . . .                     66,916                      57,181
                                                                                              -------                     -------

           Total liabilities and shareholders' equity  . . . . . . . . . .                   $156,926                    $148,268
                                                                                              =======                     =======




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                     For the Three Months Ended      For the Six Months Ended
                                                                              June 30,                       June 30,
                                                                              -------                        -------

                                                                        1996            1995            1996           1995
                                                                        ----            ----            ----           ----
 Investment income:

   Interest  . . . . . . . . . . . . . . . . . . . . . . . . . .       $3,891           $2,574         $7,225        $5,716

   Dividends . . . . . . . . . . . . . . . . . . . . . . . . . .          389              362            762           708

   Other income  . . . . . . . . . . . . . . . . . . . . . . . .           23              293             68           354
                                                                        -----            -----        -------        ------

     Total investment income . . . . . . . . . . . . . . . . . .        4,303            3,229          8,055         6,778
                                                                        -----            -----          -----        ------
 Expenses:

   Interest expense  . . . . . . . . . . . . . . . . . . . . . .        1,860            1,649          3,691         3,346

   Investment advisory fee . . . . . . . . . . . . . . . . . . .          704              709          1,438         1,346

   Other operating expenses  . . . . . . . . . . . . . . . . . .          362              367            567           701
                                                                        -----           ------         ------        ------

     Total expenses  . . . . . . . . . . . . . . . . . . . . . .        2,926            2,725          5,696         5,393
                                                                        -----            -----          -----        ------


 Net investment income . . . . . . . . . . . . . . . . . . . . .        1,377              504          2,359         1,385


 Net realized gains on investments . . . . . . . . . . . . . . .        2,975              217          6,151           295
                                                                        -----           ------          -----        ------


 Net investment income before net unrealized
    appreciation (depreciation) on investments   . . . . . . . .        4,352              721          8,510         1,680



 Net unrealized appreciation (depreciation) on investments . . .       (4,718)           6,475         (4,434)        7,650
                                                                       ------            -----         ------        ------


 Net increase (decrease) in net assets resulting from
    operations . . . . . . . . . . . . . . . . . . . . . . . . .       $ (366)         $ 7,196        $ 4,076       $ 9,330
                                                                       =======         =======         ======       =======


 Earnings (loss) per common share  . . . . . . . . . . . . . . .       $(0.06)         $  1.16        $  0.59       $  1.50
                                                                       =======         =======       ========       =======


 Weighted average number of common shares and
    common share equivalents outstanding . . . . . . . . . . . .        6,918            6,163          6,730         6,158
                                                                        =====            =====          =====         =====




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                                                For the Six Months Ended
                                                                                                        June 30,
                                                                                                        -------

                                                                                                   1996             1995
                                                                                                   ----             ----
 Increase in net assets resulting from operations:

   Net investment income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 2,359          $ 1,385

   Net realized gains on investments . . . . . . . . . . . . . . . . . . . . . . . . . .          6,151              295

   Net unrealized appreciation (depreciation) on investments . . . . . . . . . . . . . .         (4,434)           7,650
                                                                                                -------           ------

       Net increase in net assets resulting from operations  . . . . . . . . . . . . . .          4,076            9,330
                                                                                                -------           ------

 Distributions to shareholders:

   Common stock dividend . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,668)          (2,463)

   Preferred stock dividend  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (110)            (110)
                                                                                                -------           ------

       Net decrease in net assets resulting from distributions to shareholders . . . . .         (3,778)          (2,573)
                                                                                                -------           ------

 Capital share transactions:

   Net (increase) decrease in notes receivable from sale of common stock . . . . . . . .           (172)             150

   Issuance of common shares upon the exercise of stock options  . . . . . . . . . . . .            493                -

   Issuance of common shares in lieu of cash distributions . . . . . . . . . . . . . . .            852              253

   Issuance of common shares in rights offering  . . . . . . . . . . . . . . . . . . . .          8,264                -
                                                                                                 ------          -------

       Net increase in net assets resulting from capital share transactions  . . . . . .          9,437              403
                                                                                                 ------          -------

 Net increase in net assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,735            7,160

 Net assets at beginning of the period . . . . . . . . . . . . . . . . . . . . . . . . .         57,181           49,987
                                                                                                 ------           ------


 Net assets at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         66,916           57,147

 Preferred stock of wholly owned subsidiary  . . . . . . . . . . . . . . . . . . . . . .         (6,000)          (6,000)
                                                                                                 ------           ------

 Net assets value available to common shareholders . . . . . . . . . . . . . . . . . . .        $60,916          $51,147
                                                                                                 ======           ======

 Net asset value per common share  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  8.75          $  8.28
                                                                                                 ======           ======

 Common shares outstanding at end of period  . . . . . . . . . . . . . . . . . . . . . .          6,963            6,174
                                                                                                =======          =======





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                 For the Six Months Ended
                                                                                          June 30,
                                                                                          -------

                                                                                     1996             1995
                                                                                     ----             ----
 Cash Flows From Operating Activities:

   Net increase in net assets resulting from operations  . . . . . . . . .        $ 4,076          $ 9,330

   Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:

      Net unrealized (appreciation) depreciation on investments  . . . . .          4,434           (7,650)

      Net realized gains on investments  . . . . . . . . . . . . . . . . .         (6,151)            (295)

      Amortization of loan discounts . . . . . . . . . . . . . . . . . . .           (762)            (330)

   Changes in assets and liabilities:

      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (837)           1,002

      Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .           (879)            (310)
                                                                                  -------           ------

         Net cash provided by (used in) operating activities . . . . . . .           (119)           1,747
                                                                                  -------           ------

 Cash Flows From Investing Activities:

      Investments in small business concerns . . . . . . . . . . . . . . .         (8,661)         (13,929)

      Collections of loans and debt securities and other investment assets         10,031           12,495

      Net proceeds from sale of equity securities  . . . . . . . . . . . .          8,224              417

      Net purchase of U.S. government securities . . . . . . . . . . . . .             -              (863)

      Collections of notes receivable from sale of common stock  . . . . .             28              150
                                                                                   ------           ------

         Net cash provided by (used in) investing activities . . . . . . .          9,622           (1,730)
                                                                                   ------           ------

 Cash Flows From Financing Activities:

      Issuance of common shares . . . . . . . . . . . . . . . . . . . . .           8,557               -

      Common distributions paid  . . . . . . . . . . . . . . . . . . . . .         (6,404)          (2,210)

      Preferred distributions paid . . . . . . . . . . . . . . . . . . . .           (220)            (220)

      Proceeds from the issuance of OPIC debentures  . . . . . . . . . . .          5,000               -

      Net payments on revolving line of credit .  . . . . . . . . . . . . .        (1,500)          (2,205)
                                                                                   ------           ------
         Net cash provided by (used in) financing activities . . . . . . .          5,433           (4,635)
                                                                                   ------           ------

 Net increase (decrease) in cash and cash equivalents  . . . . . . . . . .         14,936           (4,618)

 Cash and cash equivalents, beginning of period  . . . . . . . . . . . . .         22,743            6,609
                                                                                   ------           ------

 Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . .        $37,679          $ 1,991
                                                                                   ======           ======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 1.  GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Corporation and its subsidiaries (the Company) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results to be expected for the full year.

         Certain reclassifications have been made to the 1995 financial statements in order to conform to the 1996 presentation.

NOTE 2.  DIVIDENDS AND DISTRIBUTIONS

         The Company's board of directors declared a second quarter dividend equivalent to $0.27 per share payable on June 28, 1996 to shareholders of record on June 14, 1996. In connection with this dividend, the Company paid cash of $1,654,000 and distributed new shares of common stock to participants in the dividend reinvestment plan with a value of $222,000 for a total dividend of $1,876,000. In addition, the Company's board of directors declared a first quarter dividend equivalent to $0.26 per share payable on March 29, 1996 to shareholders of record on March 15, 1996. In connection with this dividend, the Company paid cash of $1,579,000 and distributed new shares of common stock to participants in the dividend reinvestment plan with a value of $213,000 for a total dividend of $1,792,000.

NOTE 3.  DEBT

         The Company had no borrowings outstanding under its revolving line of credit agreement as of June 30, 1996.

         The Company borrowed $5,000,000 under its loan agreement with the Overseas Private Investment Corporation (OPIC) in order to finance its first OPIC qualified investment in February, 1996. The OPIC loan bears interest at 6.48% and all principal is due at the maturity date, which is February, 2006. In addition, OPIC is entitled to receive from the Company a contingent fee at maturity of the loan equal to five percent of the return generated by the OPIC-related investments in excess of seven percent.

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

         The subscription price per common share was $13.11, which equaled 95 percent of the average of the last reported sale price of a share of common stock on the Nasdaq National Market on February 27, 1996 (the expiration date of the offer) and each of the four preceding business days. Stockholders participating in the offering subscribed for 411,961 shares through the primary subscription and 251,749 shares through the oversubscription privilege for a total of 663,710 shares. The Company received net proceeds of $8,264,000 from the rights offering after expenses of $437,000, including a 2.5 percent commission paid to eligible broker/dealers on each share sold as a result of their soliciting efforts.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 5.  COMMITMENTS AND CONTINGENCIES

         Commitments. The Company had commitments outstanding of $7,782,000 at June 30, 1996 to invest in various existing and prospective portfolio companies.

         Litigation. The Company is party to certain lawsuits in connection with investments it has made to small businesses that are not deemed to be material. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these actions will have a material effect upon the consolidated financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         For the Second Quarter Ended June 30, 1996 and 1995.

         The net decrease in net assets resulting from operations for the quarter ended June 30, 1996 was $366,000 as compared to the net increase in net assets resulting from operations for the quarter ended June 30, 1995 of $7.2 million. Loss per common share was $0.06 for the current quarter as compared to earnings per common share of $1.16 for the comparable quarter of the prior year.

         For the quarter ended June 30, 1996, net investment income increased 173% to $1.4 million as compared to $504,000 for the comparable quarter of 1995. Total investment income increased 33% in the second quarter of 1996 as compared to the second quarter of 1995. These increases are primarily attributable to the Company increasing its investments in loans and debt securities that earn a current return, increased amortization of loan discounts and points, and an increase in dividends from the Company's investment in Allied Capital Lending Corporation.

         Total expenses increased 7.4% to $2.9 million for the quarter ended June 30, 1996 from $2.7 million for the same period last year. Interest expense increased 12.8% for the second quarter of 1996 as compared to the comparable quarter of the previous year as a result of the Company's outstanding borrowings increasing to $86.3 million from $74.8 million at June 30,1995. The Company's investment advisory fee for the second quarter 1996 of $704,000 was relatively even with the same quarter in 1995 of $709,000. While total assets at June 30, 1996 of $157 million was higher than at June 30, 1995 of $148 million, cash and cash equivalents at June 30, 1996 was $26 million higher than the prior year. A lower advisory fee is paid on cash and cash equivalents. Other operating expenses decreased 1.6% for the second quarter of 1996 as compared to 1995.

         Net realized gains on investments were $3.0 million for the quarter ended June 30, 1996. During the quarter the Company successfully liquidated certain equity investments in its portfolio and received early payoffs of some loans in its portfolio. Net realized gains on investments were $217,000 for the second quarter of 1995. Net gains are realized when the Company sells or otherwise liquidates its investments, and as a result may vary significantly from quarter to quarter.

         Net unrealized depreciation for the three months ended June 30, 1996 was $4.7 million as compared to net unrealized appreciation of $6.5 million for the three months ended June 30, 1995. The Company sold two portfolio investments during the second quarter that had net unrealized appreciation at March 31, 1996 of $2.3 million. When sold, net unrealized appreciation was reduced by $2.3 million and the actual net gains realized on these two investments were included in net realized gains on investments. The remaining net unrealized depreciation of $2.4 million for the second quarter of 1996 is due primarily to the decline in the market value of the Company's investment in Allied Capital Lending Corporation of $1.5 million and the decrease in the value of the Company's investment in SunStates Refrigerated Services, Inc. of $760,000.

         For the Six Months ended June 30, 1996 and 1995.

         Net increase in net assets resulting from operations was $4.1 million, or $0.59 per common share, for the six months ended June 30, 1996, compared to $9.3 million, or $1.50 per common share, for the same period in 1995. Net investment income and net realized gains for the six months ended June 30, 1996 increased 70% and 1,985%, respectively, over the comparable six-month period of the prior year. These increases, however, were offset by a significant decline in the net unrealized appreciation in the investment portfolio.

         During the six months ended June 30, 1996, the Company realized net gains on the sale of investments which had net unrealized appreciation totaling $4.6 million, or $0.68 per common share, that had been previously recognized into net income as net unrealized appreciation. Thus upon the realization of these gains, the year-to-date 1996 net increase in net assets resulting from operations reflects an offsetting decrease in net unrealized appreciation for the same amount. As investments in the portfolio appreciate, the increase in value is recognized into net income as the change in net unrealized appreciation. When gains are realized on sale, the effect on net income is computed by reducing net income by an amount equal to any unrealized appreciation on the investment recognized in prior periods, and increasing net income by the amount of the recognized gain.

         Other changes in the results of operations for the first six months of 1996 as compared to the six months ended June 30, 1995 were caused by the same factors discussed in the quarter-to-quarter comparison above.


         LIQUIDITY AND CAPITAL RESOURCES

         Total assets increased $8.7 million to $156.9 million at June 30, 1996 from $148.3 million at December 31, 1995. This growth in total assets resulted primarily from the Company's one-for-seven non-transferable rights offering that was completed in February 1996, which netted $8.3 million in proceeds.

         Total investments at June 30, 1996 decreased $7.1 million from December 31, 1995 as total repayments and changes in investment valuations during the first half of 1996 exceeded new investments of $8.7 million. Cash and cash equivalents increased to $37.7 million as of June 30, 1996 from $22.7 million at December 31, 1995 due to the proceeds received from the rights offering and investment dispositions.

         The Company believes that it has adequate capital to continue to satisfy its operating needs, commitments and other future investment opportunities that may arise throughout the year.


         PORTFOLIO CHANGES

         For the six months ended June 30, 1996, the Company's portfolio depreciated, net of appreciation, by $4.4 million due to the sale of certain investments which resulted in realized gains, changes in investment values from the change in market prices for public equity investments, and changes in value of certain private investments.

         The sale of the following portfolio investments resulted in unrealized appreciation (depreciation) and the recognition of realized gains (losses) during the six months ended June 30, 1996 as follows:

                                                                    Unrealized              Realized
                                                                   Appreciation                  Gain
                                                                 (Depreciation)                (Loss)
                                                                 --------------          ------------
                 Garden Ridge Corporation (stock)                   $(1,518,000)           $1,692,000
                 Garden Ridge Corporation (warrants)                 (1,996,000)            3,579,000
                 June Broadcasting, Inc.                             (1,948,000)            2,182,000
                 Palmer Corporation                                     100,000                (5,000)
                 Providential Corporation                               789,000              (789,000)

         The Company's public equity investments which appreciated (depreciated) in value during the six months ended June 30, 1996 were:

                                                                       Unrealized
                                                                     Appreciation
                                                                   (Depreciation)
                                                                   --------------
                 Allied Capital Lending Corporation                  $  187,000
                 DMI Furniture, Inc.                                    150,000
                 Esquire Communications, Ltd.                            27,000
                 Labor Ready, Inc.                                    1,443,000
                 Nobel Education Dynamics, Inc.                         475,000
                 Quality Software Products Holdings, PLC               (252,000)

         In addition, the Company's investments in the following private companies also had unrealized depreciation during the six months ended June 30, 1996 -- Enviroplan, Inc. - $432,000; SunStates Refrigerated Services, Inc. - $766,000; and Williams Brothers Lumber Company -$807,000. The remaining investment portfolio had net unrealized appreciation during the six months ended June 30, 1996 of $114,000.

                           Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        The Company is not a defendant in any material pending legal proceeding and no such material proceedings are known to be contemplated.

Item 2. CHANGES IN SECURITIES

        No material changes have occurred in the securities of the Registrant.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Allied Capital Corporation held its annual meeting of shareholders on May 6, 1996 in North Bethesda, Maryland. The following directors were elected as proposed in the proxy material to serve until the next annual shareholders meeting:

          DIRECTOR              FOR              WITHHELD
          --------              ---              --------
      David Gladstone        5,875,751            70,122

  George C. Williams, Jr.    5,874,453            71,420

      T. Murray Toomey       5,873,994            71,879

   Joseph A. Clorety III     5,875,751            70,122

     Guy T. Steuart II       5,874,359            71,514

     Warren K. Montouri      5,874,453            71,420

   G. Cabell Williams III    5,875,751            70,122

     Michael I. Gallie       5,875,088            70,785

        Shareholders also ratified the selection of Matthews Carter & Boyce to serve as independent accountants until the next shareholders meeting. The Company received 5,870,626 shares voting in favor of ratification, 17,444 shares voting against the ratification, and 57,800 shares abstaining from voting.

Item 5. OTHER INFORMATION

        None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  List of Exhibits

        11   Statement of Computation of Earnings Per Share

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

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

                                        ALLIED CAPITAL CORPORATION
                                        --------------------------
                                        (Registrant)



                                        /s/ Jon A. DeLuca
                                        ----------------------------------
Date: August 12, 1996                   Jon A. DeLuca
      ---------------                   Executive Vice President and
                                        Chief Financial Officer