Form 10-Q
period 1996-09-30
ALLIED CAPITAL CORP
filed 1996-11-14
CIK 3845

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           Quarterly report pursuant to section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For the quarterly period                                Commission file number:
ended SEPTEMBER 30, 1996                                         814-97
      ------------------                                 ----------------------


                          ALLIED CAPITAL CORPORATION
         -----------------------------------------------------------
             (exact name of Registrant as specified in its charter)


       MARYLAND                                                53-0245085
-----------------------                                  ----------------------
(State or jurisdiction of                                    (IRS Employer
incorporation or organization)                             Identification  No.)


                       C/O ALLIED CAPITAL ADVISERS, INC.
                              1666 K STREET, N.W.
                                   9TH FLOOR
                            WASHINGTON, DC   20006
               -----------------------------------------------
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (202) 331-1112
                                                           --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                           --- -----  --  -----

On November 8, 1996 there were 7,026,013 shares outstanding of the Registrant's common stock, $1 par value.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                                FORM 10-Q INDEX


PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Consolidated Balance Sheet as of September 30, 1996
             and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

             Consolidated Statement of Operations - For the Three and Nine Months Ended
             September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

             Consolidated Statement of Changes in Net Assets - For the Nine Months
             Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

             Consolidated Statement of Cash Flows - For the Nine Months Ended
             September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

             Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . .    5

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7


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

                         PART I - Financial Information
Item 1.  Financial Statements

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)

                                                                        September 30, 1996         December 31, 1995
                                                                        ------------------         -----------------
                                                                           (unaudited)
 ASSETS
 Investments at Value:

   Loans and debt securities (cost: 1996 - $101,437; 1995 -                    $ 93,408                  $ 90,377
     $98,119). . . . . . . . . . . . . . . . . . . . . . . . . .

     Equity securities (cost: 1996 - $19,275; 1995 - $15,039)  .                 34,369                    31,600

     Other investment assets (cost: 1996 - $1,441; 1995 -
       $2,457)   . . . . . . . . . . . . . . . . . . . . . . . .                    243                     1,207
                                                                              ---------                   -------

          Total investments  . . . . . . . . . . . . . . . . . .                128,020                   123,184

 Cash and cash equivalents . . . . . . . . . . . . . . . . . . .                 30,219                    22,743

 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .                  3,305                     2,341
                                                                               --------                   -------

          Total assets . . . . . . . . . . . . . . . . . . . . .               $161,544                  $148,268
                                                                                =======                   =======


 LIABILITIES AND SHAREHOLDERS' EQUITY

 Liabilities:

   Debentures and notes payable  . . . . . . . . . . . . . . . .               $ 86,300                  $ 81,300

   Revolving line of credit  . . . . . . . . . . . . . . . . . .                      -                     1,500

   Dividends and distributions payable . . . . . . . . . . . . .                    165                     3,808

   Other liabilities . . . . . . . . . . . . . . . . . . . . . .                  2,877                     3,479
                                                                               --------                   -------

                                                                                 89,342                    90,087

 Redeemable preferred stock  . . . . . . . . . . . . . . . . . .                  1,000                     1,000

 Commitments and Contingencies

 Shareholders' Equity:

   Preferred stock of wholly owned subsidiary, $100 par
     value; 200,000 shares authorized, 60,000 shares issued and
     outstanding at 9/30/96 and 12/31/95 . . . . . . . . . . . .                  6,000                     6,000

   Common stock, $1 par value; 10,000,000 shares
     authorized; 7,026,013 and 6,198,138 shares
     issued and outstanding at 9/30/96 and 12/31/95  . . . . . .                  7,026                     6,198

   Additional paid-in capital  . . . . . . . . . . . . . . . . .                 51,103                    41,491

   Notes receivable from sale of common stock  . . . . . . . . .                   (735)                     (401)

   Net unrealized appreciation on investments  . . . . . . . . .                  5,867                     7,569

   Undistributed (distributions in excess of) accumulated
     earnings  . . . . . . . . . . . . . . . . . . . . . . . . .                  1,941                    (3,676)
                                                                                -------                  --------

        Total shareholders' equity   . . . . . . . . . . . . . .                 71,202                    57,181
                                                                                -------                  --------

        Total liabilities and shareholders' equity   . . . . . .               $161,544                  $148,268
                                                                                =======                   =======


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                     For the Three Months Ended       For the Nine Months Ended
                                                                            September 30,                   September 30,
                                                                            ------------                    ------------

                                                                        1996            1995            1996            1995
                                                                        ----            ----            ----            ----
 Investment income:

   Interest  . . . . . . . . . . . . . . . . . . . . . . . . . .       $3,015           $2,929        $10,240          $ 8,645

   Dividends . . . . . . . . . . . . . . . . . . . . . . . . . .          382              371          1,144            1,079

   Other income  . . . . . . . . . . . . . . . . . . . . . . . .           40              264            108              618
                                                                        -----            -----         ------           ------

     Total investment income . . . . . . . . . . . . . . . . . .        3,437            3,564         11,492           10,342
                                                                        -----            -----         ------           ------
 Expenses:

   Interest expense  . . . . . . . . . . . . . . . . . . . . . .        1,916            1,648          5,607            4,994

   Investment advisory fee . . . . . . . . . . . . . . . . . . .          754              731          2,192            2,077

   Other operating expenses  . . . . . . . . . . . . . . . . . .           19              286            586              987
                                                                        -----            -----         ------           ------

     Total expenses  . . . . . . . . . . . . . . . . . . . . . .        2,689            2,665          8,385            8,058
                                                                        -----            -----         ------           ------

 Net investment income . . . . . . . . . . . . . . . . . . . . .          748              899          3,107            2,284

 Net realized gain on investments  . . . . . . . . . . . . . . .        2,225            3,289          8,376            3,584
                                                                        -----            -----         ------           ------

 Net investment income before net unrealized
    appreciation (depreciation) on investments   . . . . . . . .        2,973            4,188         11,483            5,868


 Net unrealized appreciation (depreciation) on investments . . .        2,732           (1,099)        (1,702)           6,551
                                                                        -----           ------         ------           ------

 Net increase in net assets resulting from
    operations . . . . . . . . . . . . . . . . . . . . . . . . .       $5,705           $3,089        $ 9,781          $12,419
                                                                        =====            =====         ======           ======


 Earnings per common share . . . . . . . . . . . . . . . . . . .       $ 0.80           $ 0.49        $  1.41          $  1.97
                                                                        =====            =====         ======           ======


 Weighted average number of common shares and
    common share equivalents outstanding . . . . . . . . . . . .        7,056            6,193          6,839            6,207
                                                                        =====            =====         ======           ======




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                                 For the Nine Months Ended
                                                                                       September 30,
                                                                                       ------------

                                                                                     1996             1995
                                                                                     ----             ----
 Increase in net assets resulting from operations:

   Net investment income . . . . . . . . . . . . . . . . . . . . . . . . .        $ 3,107          $ 2,284

   Net realized gain on investments  . . . . . . . . . . . . . . . . . . .          8,376            3,584

   Net unrealized appreciation (depreciation) on investments . . . . . . .         (1,702)           6,551
                                                                                   -------          ------

       Net increase in net assets resulting from operations  . . . . . . .          9,781           12,419
                                                                                   ------           ------

 Distributions to shareholders:

   Common stock dividend . . . . . . . . . . . . . . . . . . . . . . . . .         (5,701)          (3,823)

   Preferred stock dividend  . . . . . . . . . . . . . . . . . . . . . . .           (165)            (165)
                                                                                   ------           ------

       Net decrease in net assets resulting from distributions to
         shareholders  . . . . . . . . . . . . . . . . . . . . . . . . . .         (5,866)          (3,988)
                                                                                   ------           ------
 Capital share transactions:

   Net (increase) decrease in notes receivable from sale of common stock .           (334)             415

   Issuance of common shares upon the exercise of stock options  . . . . .          1,087                -

   Issuance of common shares in lieu of cash distributions . . . . . . . .          1,089              405

   Issuance of common shares in rights offering  . . . . . . . . . . . . .          8,264                -
                                                                                   ------           ------

       Net increase in net assets resulting from capital share
         transactions  . . . . . . . . . . . . . . . . . . . . . . . . . .         10,106              820
                                                                                   ------           ------

 Net increase in net assets  . . . . . . . . . . . . . . . . . . . . . . .         14,021            9,251

 Net assets at beginning of the period . . . . . . . . . . . . . . . . . .         57,181           49,987
                                                                                   ------           ------

 Net assets at end of period . . . . . . . . . . . . . . . . . . . . . . .         71,202           59,238

 Preferred stock of wholly owned subsidiary  . . . . . . . . . . . . . . .         (6,000)          (6,000)
                                                                                   ------           ------

 Net asset value available to common shareholders  . . . . . . . . . . . .        $65,202          $53,238
                                                                                   ======           ======

 Net asset value per common share  . . . . . . . . . . . . . . . . . . . .        $  9.28          $  8.61
                                                                                   ======           ======

 Common shares outstanding at end of period  . . . . . . . . . . . . . . .          7,026            6,186
                                                                                   ======           ======




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                         For the Nine Months Ended
                                                                                               September 30,
                                                                                               ------------

                                                                                              1996             1995
                                                                                              ----             ----
          Cash Flows From Operating Activities:

            Net increase in net assets resulting from operations  . . . . . . . . .        $ 9,781          $12,419

            Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:

               Net unrealized (appreciation) depreciation on investments  . . . . .          1,702           (6,551)

               Net realized gain on investments . . . . . . . . . . . . . . . . . .         (8,376)          (3,584)

               Amortization of loan discounts and fees  . . . . . . . . . . . . . .         (1,128)            (521)

            Changes in assets and liabilities:

               Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (964)             736

               Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .           (602)            (384)
                                                                                          --------          -------

                  Net cash provided by operating activities . . . . . . . . . . . .            413            2,115
                                                                                          --------           ------

          Cash Flows From Investing Activities:

               Investments in small business concerns . . . . . . . . . . . . . . .        (27,742)         (17,811)

               Collections from loans and debt securities and other investment
                 assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,132           14,272

               Net proceeds from sale of equity securities  . . . . . . . . . . . .         10,577            4,366

               Net purchase of U.S. government securities . . . . . . . . . . . . .             -               338

               Collections from notes receivable from sale of common stock  . . . .             66              415
                                                                                          --------          -------

                  Net cash provided by investing activities . . . . . . . . . . . .          3,033            1,580
                                                                                            ------           ------
          Cash Flows From Financing Activities:

               Issuance of common shares  . . . . . . . . . . . . . . . . . . . . .          8,950               -

               Common distributions paid  . . . . . . . . . . . . . . . . . . . . .         (8,200)          (3,416)

               Preferred distributions paid . . . . . . . . . . . . . . . . . . . .           (220)            (220)

               Net proceeds from the issuance of SBA debentures . . . . . . . . . .             -             6,500

               Proceeds from the issuance of OPIC debentures  . . . . . . . . . . .          5,000               -

               Net payments on revolving line of credit  .  . . . . . . . . . . . .         (1,500)          (2,205)
                                                                                            ------           ------

                  Net cash provided by financing activities . . . . . . . . . . . .          4,030              659
                                                                                            ------          -------

          Net increase in cash and cash equivalents . . . . . . . . . . . . . . . .          7,476            4,354

          Cash and cash equivalents, beginning of period  . . . . . . . . . . . . .         22,743            6,609
                                                                                            ------           ------

          Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . .        $30,219          $10,963
                                                                                            ======           ======



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 1.  GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Corporation and its subsidiaries (the Company) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results to be expected for the full year.

         Certain reclassifications have been made to the 1995 financial statements in order to conform to the 1996 presentation.

NOTE 2.  DIVIDENDS AND DISTRIBUTIONS

         The Company's board of directors declared a third quarter dividend equivalent to $0.29 per share payable on September 30, 1996 to shareholders of record as of September 13, 1996. In connection with this dividend, the Company paid cash of $1,796,000 and distributed new shares of common stock to participants in the dividend reinvestment plan with a value of $237,000 for a total dividend of $2,033,000. The Company's board of directors have declared dividends equivalent to $0.82 per share for the nine months ended September 1996. In connection with these dividends, the Company paid cash of $5,029,000 and distributed new shares of common stock to participants in the dividend reinvestment plan with a value of $672,000 for a total dividend of $5,701,000.

NOTE 3.  DEBT

         The Company had no borrowings outstanding under its revolving line of credit agreement as of September 30, 1996.

         The Company borrowed $5,000,000 under its loan agreement with the Overseas Private Investment Corporation (OPIC) in order to finance its first OPIC qualified investment in February, 1996. The OPIC loan bears interest at 6.48% and all principal is due at the maturity date, which is February 2006. In addition, OPIC is entitled to receive from the Company a contingent fee at maturity of the loan equal to five percent of the return generated by the OPIC-related investments in excess of seven percent.

NOTE 4.  SHAREHOLDERS' EQUITY

         The Company issued to the common shareholders at the close of business on January 22, 1996, the record date, non-transferable subscription rights that entitled record date shareholders to subscribe for and purchase from the Company up to one authorized, but unissued share of the Company's common stock for each seven subscription rights held. The Company offered a total of 885,448 shares of common stock pursuant to this offer. Shareholders who fully exercised their subscription rights were entitled to the additional privilege of subscribing for shares from the offering not acquired by exercise of subscription rights.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


         The subscription price per common share was $13.11, which equaled 95 percent of the average of the last reported sale price of a share of common stock on the Nasdaq National Market on February 27, 1996 (the expiration date of the offer) and each of the four preceding business days. Shareholders participating in the offering subscribed for 411,961 shares through the primary subscription and 251,749 shares through the oversubscription privilege for a total of 663,710 shares. The Company received net proceeds of $8,264,000 from the rights offering after expenses of $437,000, including a 2.5 percent commission paid to eligible broker/dealers on each share sold as a result of their soliciting efforts.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

         Commitments. The Company had commitments outstanding of $5,194,000 at September 30, 1996 to invest in various existing and prospective portfolio companies.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         For the Third Quarter Ended September 30, 1996 and 1995.

         The net increase in net assets resulting from operations for the quarter ended September 30, 1996 was $5.7 million as compared to $3.1 million for the quarter ended September 30, 1995. Earnings per common share were $0.80 for the current quarter as compared to $0.49 for the comparable quarter of the prior year.

         For the quarter ended September 30, 1996, net investment income decreased 17% to $748,000 as compared to $899,000 for the comparable quarter of 1995. Total investment income decreased 4% in the third quarter of 1996 as compared to the third quarter of 1995. Other investment income for the quarter ended September 30, 1995 included non-recurring income consisting of $105,000 of litigation costs from prior periods recovered during the third quarter of 1995 and $130,000 of income from an equity participation in one portfolio company.

         Total expenses remained level at $2.7 million for the quarters ended
         September 30, 1996 and 1995.   Interest expense increased 16% for the
         third quarter of 1996 as compared to the comparable quarter of the previous year as a result of the Company's outstanding borrowings increasing to $86.3 million from $74.8 million at September 30, 1995. The Company's investment advisory fee for the third quarter 1996 of $754,000 was 3% higher than the same quarter in 1995 of $731,000. Higher advisory fees were the result of the increase in total assets, which totaled $161.5 million at September 30, 1996, as compared to $145.6 million at September 30, 1995. Other operating expenses decreased 93% for the third quarter of 1996 as compared to 1995. This decline resulted from a decline in legal costs related to one lawsuit, which was pending against the Company and filed by a portfolio company, which was settled in early 1995.

         Net realized gains on investments were $2.2 million for the quarter ended September 30, 1996. During the quarter, the Company successfully liquidated certain equity investments in its portfolio and received early payoffs of some loans in its portfolio. Net realized gains on investments were $3.3 million for the third quarter of 1995. Net gains are realized when the Company sells or otherwise liquidates its investments, and as a result may vary significantly from quarter to quarter.

         Net unrealized appreciation on investments for the three months ended September 30, 1996 was $2.7 million as compared to net unrealized depreciation of $1.1 million for the three months ended September 30, 1995. The Company disposed of portfolio investments during the third quarter that had net unrealized appreciation at June 30, 1996 of $419,000. When sold, net unrealized appreciation was reduced by $419,000 and the actual net gain realized on these investments of $1.3 million was included in net realized gain on investments. The remaining net unrealized appreciation of $3.2 million for the third quarter of 1996 is due primarily to the increase in the market value of the Company's investments in Allied Capital Lending Corporation of $1.8 million and TPG Holdings, Inc. of $1.5 million, reduced by the decline in the value of the Company's investments in Enviroplan, Inc. of $745,000 and Williams Brothers Lumber Company of $792,000.

         For the Nine Months ended September 30, 1996 and 1995.

         Net increase in net assets resulting from operations was $9.8 million, or $1.41 per common share, for the nine months ended September 30, 1996, compared to $12.4 million, or $1.97 per common share, for the same period in 1995. Net investment income and net realized gains for the nine months ended September 30, 1996 increased 36% and 134%, respectively, over the comparable nine-month period of the prior year. These increases, however, were offset by a significant decline in the net unrealized appreciation in the investment portfolio of 126%.

         During the nine months ended September 30, 1996, the Company realized net gains on the sale of investments which had net unrealized appreciation totaling $3.8 million, or $0.56 per common share, that had been previously recognized into net income as net unrealized appreciation. Thus upon the realization of these gains, the year-to-date 1996 net increase in net assets resulting from operations reflects an offsetting decrease in net unrealized appreciation for the same amount. Generally, as investments in the portfolio appreciate or depreciate, the increase or decrease in value is recognized into net income as the change in net unrealized appreciation. When gains or losses are realized upon the disposition of the investment, the effect on net income is approximately neutral; however, net income would be impacted in the current period to the extent the realized gain or loss differed from the unrealized appreciation or depreciation.

         Other changes in the results of operations for the first nine months of 1996 as compared to the nine months ended September 30, 1995 were caused by the same factors discussed in the quarter-to-quarter comparison above.


         LIQUIDITY AND CAPITAL RESOURCES

         Total assets increased $13.3 million to $161.5 million at September 30, 1996 from $148.3 million at December 31, 1995. This growth in total assets resulted primarily from the Company's one-for-seven non-transferable rights offering that was completed in February 1996, which netted $8.3 million in proceeds.

         Total investments at September 30, 1996 increased $4.8 million from December 31, 1995 as new investments of $27.7 million exceeded total repayments and changes in investment valuations during the first nine months of 1996. Cash and cash equivalents increased to $30.2 million as of September 30, 1996 from $22.7 million at December 31, 1995 due to the proceeds received from the rights offering and investment dispositions.

         The Company believes that it has adequate capital to continue to satisfy its operating needs, debt service obligations, commitments and other future investment opportunities that may arise over the next the year.

         PORTFOLIO CHANGES

         For the nine months ended September 30, 1996, overall the Company's portfolio depreciated, net of appreciation, by $1.7 million due to the sale of certain investments which resulted in realized gains (losses), changes in investment values from the change in market prices for public equity investments, and changes in value of certain private investments.

         The disposition of the following portfolio investments resulted in unrealized appreciation (depreciation) and the recognition of realized gains (losses) during the nine months ended September 30, 1996 as follows:

                                                                     Unrealized              Realized
                                                                   Appreciation                  Gain
                                                                 (Depreciation)                (Loss)
                                                                 --------------          ------------
                 Garden Ridge Corporation (stock)                   $(1,518,000)           $1,692,000
                 Garden Ridge Corporation (warrants)                 (1,996,000)            3,579,000
                 June Broadcasting, Inc.                             (1,948,000)            2,182,000
                 Kittiwake                                              400,000              (370,000)
                 Labor Ready, Inc.*                                    (203,000)            1,662,000
                 Palmer Corporation                                     100,000                (5,000)
                 Providential Corporation                               789,000              (789,000)
                 Other                                                  532,000               425,000

                 * Sale of certain stock only.

         The Company's public equity investments which appreciated (depreciated) in value during the nine months ended September 30, 1996 were:

                                                                       Unrealized
                                                                     Appreciation
                                                                   (Depreciation)
                                                                   --------------
                 Allied Capital Lending Corporation                 $ 2,031,000
                 Au Bon Pain                                           (109,000)
                 DMI Furniture, Inc.                                    150,000
                 Labor Ready, Inc.                                    1,064,000
                 Nobel Education Dynamics, Inc.                         756,000
                 Quality Software Products Holdings, PLC               (305,000)

         The Company's investment in Peerless Group, Inc. appreciated $1,519,000 in anticipation of its initial public offering on October 3, 1996. In addition, the following private companies had unrealized depreciation during the nine months ended September 30, 1996:
         Enviroplan, Inc. - $1,177,000; SunStates Refrigerated Services, Inc. -

         $772,000; and Williams Brothers Lumber Company -$1,599,000. The remaining investment portfolio had net unrealized appreciation during the nine months ended September 30, 1996 of $584,000.

         Statements included in this filing concerning the Company's future prospects are "forward looking statements" under the Federal securities laws. There can be no assurance that future results will be achieved and actual results could differ materially from forecasts and estimates. Important factors that could cause actual results to differ materially are included but are not limited to those listed in the Company's quarterly reports as filed on Form 10-Q and annual report as filed on Form 10-K.

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

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) List of Exhibits

         11  Statement of Computation of Earnings Per Share

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

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

                                     ALLIED CAPITAL CORPORATION
                                     --------------------------
                                     (Registrant)



                                     /s/ Jon A. DeLuca
                                     ----------------------------
Date: November 13, 1996              Jon A. DeLuca
      -----------------              Executive Vice President and
                                     Chief Financial Officer