Form 10-K
period 1996-12-31
ALLIED CAPITAL CORP
filed 1997-03-28
CIK 3845

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-K

                                  ------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 811-00907

                           ALLIED CAPITAL CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                                  ------------

                    MARYLAND                           53-0245085
          (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER
                OF INCORPORATION)                  IDENTIFICATION NO.)

        C/O ALLIED CAPITAL ADVISERS, INC.
         1666 K STREET, NW, NINTH FLOOR                   20006
                WASHINGTON, D.C.                       (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (202) 331-1112

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the registrant's common stock held other than by directors and officers of the registrant and officers of its investment adviser as of March 19, 1997 was approximately $107,020,154, based upon the average bid and asked price for the registrant's common stock on that date. As of March 19, 1997 there were 7,326,626 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Parts II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 1997 are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I


ITEM 1.  BUSINESS

         Allied Capital Corporation (the "Company") was incorporated under the laws of the District of Columbia in 1958 and was reorganized as a Maryland corporation in 1991. It is a closed-end management investment company that elected in 1991 to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has two active wholly owned subsidiaries, Allied Investment Corporation ("Allied Investment") and Allied Capital Financial Corporation ("Allied Financial"). Allied Investment and Allied Financial are Maryland corporations registered under the 1940 Act as closed-end management investment companies. Allied Investment is licensed by the U.S. Small Business Administration (the "SBA") as a small business investment company under Section 301(C) of the Small Business Investment Act of 1958, as amended (an "SBIC"), and Allied Financial is licensed by the SBA as a specialized small business investment company under
Section 301(d) of the Small Business Investment Act of 1958, as amended (an "SSBIC"). As described below, the Company also has a significant ownership interest in Allied Capital Lending Corporation ("Allied Lending"), a closed-end management investment company that has elected to be regulated as a BDC and is an SBA-approved small business lending company. Allied Capital Advisers, Inc. ("Advisers") serves as the investment adviser to the Company under an investment advisory agreement.

         The Company seeks to provide current income and long-term growth in the value of its net assets by providing debt, mezzanine, and equity financing primarily for small, privately owned companies. The Company invests primarily in and lends primarily to small businesses, both directly and through its wholly owned subsidiaries (unless otherwise indicated, all further references herein to investments made by the Company include those made by its subsidiaries). The investments made by the Company include providing financing for growth, for leveraged buyouts of such companies, for note purchases and loan restructurings, and for special situations, such as acquisitions, buyouts, recapitalizations, and bridge financing of such companies.

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

         The Company usually invests in privately held companies or small public companies that are thinly traded and generally lack access to capital. These companies generally have been in business for at least one year, have a commercially proven product or service, and seek capital to finance expansion or ownership changes. The Company generally requires that the companies in which it invests demonstrate sales growth, positive cash flow, and profitability, although turnaround situations are also considered. The Company invests in businesses operating in a variety of different industries, such as broadcasting, manufacturing, environmental technologies, wholesale distribution, and retail operations. The Company emphasizes the quality of management of the companies in which it invests, and seeks experienced entrepreneurs with a management track record, relevant industry experience, and high integrity.

         Historically, all of the investments of the Company have been made in domestic small businesses. In 1995, the Company established a $20 million credit facility with the Overseas Private Investment Corporation ("OPIC"), pursuant to which it makes investments in businesses that engage, in whole or in part, in overseas operations, usually in countries representing the world's emerging markets. OPIC is a self-sustaining federal agency the purpose of which is to promote economic growth in developing countries by encouraging U.S. private investment in those nations. Under OPIC regulations, investments generally may be made only in companies that have some affiliation with a U.S.-based business entity.

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

         The subscription price per common share was $13.11, which equaled 95% of the average of the last reported sale price of a share of common stock on the Nasdaq National Market on February 27, 1996 (the expiration date of the rights offering) and each of the four preceding business days. Stockholders participating in the offering subscribed for 411,961 shares through the Primary Subscription and 251,749 shares through the Oversubscription Privilege for a total of 663,710 shares. The Company received net proceeds of $8.3 million from the rights offering after estimated expenses of $437,000, including a 2.5% commission paid to eligible broker/dealers on each share sold as a result of their soliciting efforts. In the registration statement relating to the rights offering, the Company retained the right to offer and sell any unsubscribed-for shares through a subsequent offering. Any such subsequent offering may be made only through the use of a prospectus included in a post-effective amendment to the registration statement.

The Company's Operation as a BDC

         As a BDC, the Company may not acquire any investment assets other than "Qualifying Assets" unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the value of the Company's total investment assets (the "70% test"). The principal categories of Qualifying Assets relevant to the business of the Company are the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, an affiliated person of the issuer, or any other person (subject to Securities and Exchange Commission rule-making), provided the issuer is an eligible portfolio company. An eligible portfolio company is defined to include any issuer that (a) is organized and has its principal place of business in the United States, (b) is not an investment company other than an SBIC wholly owned by the BDC (the Company's investments in and advances to Allied Investment and Allied Financial are Qualifying Assets, but its investment in Allied Lending, which is neither wholly owned nor an SBIC, is not) and (C) either (I) does not have any class of publicly traded securities with respect to which a broker may extend margin credit or (ii) is controlled by the BDC.

(2) Securities received in exchange for or distributed with respect to securities described in (1) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

(3) Cash, cash items, government securities, or high quality debt securities (within the meaning of the 1940 Act) maturing in one year or less from the time of investment.

         In addition, to treat securities described in (1) and (2) above as Qualifying Assets for the purpose of the 70% test, a BDC must make available to the issuer of those securities significant managerial assistance. Making available significant managerial assistance means, among other things, (I) any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company or (ii) in the case of an SBIC, making loans to a portfolio company. The Company makes available managerial assistance to its portfolio companies through the Company's directors and officers, who are employees of Advisers, the Company's investment adviser. Each portfolio company is assigned for monitoring purposes to an investment officer and its principals are contacted and counseled if the portfolio company appears to be encountering business or financial difficulties. The Company also provides managerial assistance on a continuing basis to any portfolio company that requests it, whether or not difficulties are perceived. The Company's officers and directors are experienced in providing managerial assistance to small businesses.

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

Co-Investment with Allied Capital Corporation II, Allied Venture Partnership, and Allied Technology Partnership

         In accordance with the conditions of several exemptive orders of the Securities and Exchange Commission (the "Commission") permitting co-investments (the "Co-investment Guidelines"), most of the Company's acquisitions and dispositions of investments are made in participation with Allied Capital Corporation II ("Allied II"). In the past, the Company also acquired certain investments in participation with Allied Venture Partnership ("Allied Venture") and Allied Technology Partnership ("Allied Technology"), both private venture capital partnerships managed by Advisers, neither of which is now making new investments. Allied II is a closed-end management investment company that has elected to be regulated as a BDC and for which Advisers serves as its investment adviser. At December 31, 1996, Allied II had total consolidated assets of $106,908,000, compared to the Company's total consolidated assets of $165,751,000 at that date.

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

         As an SBIC, Allied Investment currently has the opportunity to sell to the SBA subordinated debentures with a maturity of up to ten years up to an aggregate principal amount determined by a formula which applies a multiple to its private capital, but not in excess of $90 million (the "$90 million limit"). The $90 million limit generally applies to all financial assistance provided by the SBA to any licensee and its "associates," as that term is defined in SBA regulations. For this purpose, Allied Investment and Allied Financial would be deemed to be "associates" of one another and both may be deemed to be "associates" of Allied Investment Corporation II ("Allied Investment II") and Allied Financial Corporation II ("Allied Financial II"), which are the SBIC and SSBIC subsidiaries of Allied II. As a group,

Allied Investment and Allied Financial have received $68,300,000 in subordinated debenture and preferred stock investments from the SBA as of December 31, 1996; as a result, this combined ability to apply for additional leverage from the SBA will be limited to $21,700,000 due to the $90 million limit. This combined ability to obtain additional leverage assumes that Allied Investment II and Allied Financial II do not obtain any SBA leverage. The Company is unable to predict the SBA's ability to meet demands for leverage on an ongoing basis, as such funding may be affected if Congress reduces appropriations for the SBA, which may compel the SBA to allocate leverage or to reduce the current limits on available leverage. Therefore, there is no guaranty that Allied Investment or Allied Financial will be able to obtain additional SBA leverage beyond what is currently held.

         Allied Investment provides managerial assistance to its portfolio companies by arranging syndicated financing, advising on major business decisions, furnishing one of its executives to serve as a director or otherwise participating in board meetings and assisting portfolio companies when they are having operating difficulties.

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

         An SSBIC may sell preferred stock or long-term subordinated debt to the SBA in an amount of up to 200% of its private capital. Beginning with the SBA's 1996 fiscal year commencing on October 1, 1995, Congress discontinued subsidized funding for the SBA's SSBIC program. Prior to this change, an SSBIC was able to sell preferred stock and debentures which were issued with a rate reduction or subsidy. Preferred stock sold to the SBA after November 1989 pays dividends at an annual rate of four percent (4%) of par value and must be redeemed within 15 years of issuance; preferred stock sold to the SBA before November 1989 pays dividends at an annual rate of three percent (3%) of par value and has no required redemption date. In addition to preferred stock, the SBA had provided leverage to SSBICs at a reduced rate through the purchase or guarantee of debentures. As of December 31, 1996, Allied Financial had unsubsidized capital in the aggregate amount of $18,950,000 and subsidized capital in the aggregate amount of $7,000,000, consisting of subordinated debentures to the SBA in the amount of $18,950,000, 3% preferred stock of $6,000,000 and 4% preferred stock of $1,000,000.

         Allied Financial provides managerial assistance to its portfolio companies by arranging syndicated financing, advising on major business decisions, furnishing one of its executives to serve as a director or otherwise participating in board meetings and assisting portfolio companies when they are having operating difficulties.

The Company's Interest in Allied Lending

         The Company owned 2,380,000 shares, or all of the outstanding capital stock, of Allied Lending prior to consummation of the initial public offering of Allied Lending's common stock in November 1993. As a result of that initial public offering, the Company's ownership of Allied Lending's common stock was reduced to 1,580,000 shares, or 36.2% of the Allied Lending shares outstanding at December 31, 1993. The Company has agreed to divest itself of all shares of Allied Lending by December 31, 1998 by public offerings, private placements, distributions to the Company's stockholders or otherwise. As part of this divestiture, the Company declared an extra distribution in December 1994 and distributed in early January 1995 an aggregate of 335,086 Allied Lending shares, which reduced its ownership of Allied Lending to 1,244,914 shares, or 28% of the Allied Lending common stock then outstanding. On December 20, 1996, the Company commenced an underwritten offering of Allied Lending shares to the public, reducing the Company's ownership interest in Allied Lending to 844,914 shares, or 16%, as of December 31, 1996.

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

Competition

         A large number of entities and individuals compete for the opportunity to make the kinds of investments made by the Company. Many of these entities and individuals have greater financial resources than the combined resources of the Company. As a result of this competition, the Company may from time to time be precluded from making otherwise attractive investments on terms considered to be prudent in light of the risks to be assumed.

Investment Adviser

         Advisers is the investment adviser to the Company pursuant to an investment advisory agreement. The advisory agreement will remain in effect from year to year as long as its continuance is approved at least annually by the Board of Directors, including a majority of the disinterested directors, or by the "vote of a majority of the outstanding voting securities" (as defined in the 1940 Act), of the Company. The advisory agreement may, however, be terminated at any time on (60) sixty days' notice, without the payment of any penalty, by the Board of Directors or by vote of a majority of the Company's outstanding voting securities, as so defined, and will terminate automatically in the event of its assignment.

         Under the Agreement, Advisers manages the investments of the Company, subject to the supervision and control of the Board of Directors.
Specifically, Advisers identifies, evaluates, structures, closes, and monitors the investments made by the Company. The Company will not make any investments that have not been recommended by Advisers as long as the advisory agreement remains in effect. Advisers has the authority to effect acquisitions and dispositions of investments for the Company's account, subject to approval by the Company's Board of Directors.

         The advisory agreement provides that the Company will pay all of its own operating expenses, except those specifically required to be borne by Advisers. The expenses paid by Advisers include the compensation of its officers and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The expenses that are paid by the Company include the Company's share of transaction costs incident to the acquisition and disposition of investments, legal and accounting fees, the fees and expenses of the Company's independent directors and the fees of its officer-directors, the costs of printing and mailing proxy statements and reports to stockholders, costs associated with promoting the Company's stock, and the fees and expenses of the Company's custodian and transfer agent. The Company is also required to pay expenses associated with litigation and other extraordinary or non-recurring expenses, as well as expenses of required and optional insurance and bonding. All fees paid by or for the account of an actual or prospective portfolio company in connection with an investment transaction in which the Company participates are treated as commitment fees or management fees and are received by the Company, pro rata to its participation in such transaction, rather than by Advisers. Advisers is entitled to retain for its own account any fees paid by or for the account of any company, including a portfolio company, for special investment banking or consulting work performed for that company which is not related to such investment transaction or management assistance. Advisers will report to the Board of Directors not less often than quarterly all fees received by Advisers from any source whatever and whether, in its opinion, any such fee is one that Advisers is entitled to retain under the provisions of the advisory agreement. In the event that any member of the Board of Directors should disagree, the matter will be conclusively resolved by a majority of the Board of Directors, including a majority of the independent directors.

         As compensation for its services to and the expenses paid for the account of the Company, Advisers is entitled to be paid quarterly, in arrears, a fee equal to 0.625% per quarter of the quarter-end value of the Company's consolidated total assets, less the value of the shares of Allied Lending owned by the Company, consolidated Interim Investments, cash and cash equivalents, plus 0.125% per quarter of the quarter-end value of consolidated Interim Investments, cash and cash equivalents. The advisory agreement provides specifically that the fee to Advisers will not apply to the Company's investment in Allied Lending, as required by the Commission's 1993 exemptive order permitting the spinoff of Allied Lending. Such fees on an annual basis are approximately 2.5% of the Company's consolidated total assets, less the Company's investment in Allied Lending and consolidated Interim Investments, cash and cash equivalents, and 0.5% of the Company's consolidated Interim Investments, cash and cash equivalents.

         The fee to Advisers is substantially higher than that paid by most investment companies because of the efforts and resources devoted by Advisers to identifying, evaluating, structuring, closing, and monitoring the types of private investments in which the Company specializes. The rate of compensation paid by the Company to Advisers is substantially the same as that paid by Allied II. The Company also understands that the fee to Advisers provided for by the advisory agreement is not in excess of that frequently paid by private investment funds engaged in similar types of investments. Such private funds also typically allocate to management a substantial participation in profits.

Change of Chairman and Chief Executive Officer

         After 22 years with the Allied Capital companies, David Gladstone stepped down as Chairman and Chief Executive Officer of the Company in early 1997, and the Board appointed William L. Walton to be the Company's new Chairman and Chief Executive Officer. Mr. Gladstone also resigned as a director on March 19, 1997 and will not stand for election to the board of directors. Mr. Walton has been affiliated with the Allied Capital companies for more than ten years, both as a director of Advisers and as a past director of the Company. Mr. Walton's extensive experience in the investment industry combined with his performance as an entrepreneur provide an excellent mix of talent for the Company. He previously served as Managing Director of New York-based Butler Capital Corporation and was the personal venture capital advisor for William S. Paley, founder and Chairman of CBS. More recently, Mr. Walton founded two private companies dedicated to improving education for children with a focus on reading and languages. Mr. Walton has been a commercial banker, an investment banker with Lehman Brothers Kuhn Loeb, a private investor and an entrepreneur, and throughout his career has been involved in the growth and finance of small business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names, ages and positions of the executive officers of the Company as of March 1, 1997, as well as certain other information with respect to those persons:

                                             Positions Currently
                                                Held with the                      Principal Occupations
 Name                         Age                 Company                          During Past Five Years
 ----                         ---           ----------------------                 ----------------------

 William L. Walton             47      Chairman of the Board and Chief        Employed by Advisers since
                                       Executive Officer                      1997; Chairman and Chief
                                                                              Executive Officer of Allied
                                                                              II, Allied Capital Commercial
                                                                              Corporation ("Allied
                                                                              Commercial"), Allied Lending
                                                                              and Advisers; Manager of
                                                                              Allied Capital Midwest LLC
                                                                              ("Allied Midwest"); Chief
                                                                              Executive Officer of Success
                                                                              Lab, Inc. (children's
                                                                              educational services) from
                                                                              1993 to 1996; Chief Executive
                                                                              Officer of Language Odyssey
                                                                              (educational publishing and
                                                                              services) from 1992 to 1996;
                                                                              and Managing Director of
                                                                              Butler Capital Corporation
                                                                              from 1987 to 1991.

 G. Cabell Williams III       42       President and Chief Operating          Employed by Advisers since
                                       Officer                                1981.  Executive Vice
                                                                              President of Allied II, Allied
                                                                              Commercial, Allied Lending,
                                                                              Business Mortgage Investors,
                                                                              Inc. ("BMI"), Allied Midwest
                                                                              and Advisers.  He is the son
                                                                              of George C. Williams, also a
                                                                              director of the Company.


 Jon A. DeLuca                34       Executive Vice President, Treasurer,   Employed by Advisers since
                                       and Chief Financial Officer            1994.  Executive Vice
                                                                              President, Treasurer and Chief
                                                                              Financial Officer of Allied
                                                                              II, Allied Commercial, Allied
                                                                              Lending, BMI, Allied Capital
                                                                              Mortgage, LLC ("Allied
                                                                              Mortgage"), Allied Midwest and
                                                                              Advisers. Manager of
                                                                              Entrepreneurial Services at
                                                                              Coopers & Lybrand from 1986 to
                                                                              1994.


 Joan M. Sweeney              37       Executive Vice President               Employed by Advisers since
                                                                              1993; President and Chief
                                                                              Operating Officer of Advisers;
                                                                              Executive Vice President of
                                                                              Allied II, Allied Commercial,
                                                                              Allied Lending, BMI, and
                                                                              Allied Mortgage and Allied
                                                                              Midwest; Senior Manager at
                                                                              Ernst & Young from 1990 to
                                                                              1993.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         Information in response to this Item is incorporated by reference to the "Shareholder Information" and "Quarterly Stock Price and Distributions to Shareholders" sections of, and to Notes 4 and 7 of the Notes to Consolidated Financial Statements contained in, the Company's Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

         Information in response to this Item is incorporated by reference to the table in the "Consolidated Comparison of Financial Highlights" section of the 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Information in response to this Item is incorporated by reference to the "Management's Discussion and Analysis" section of the 1996 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information in response to this Item is incorporated by reference to the Consolidated Financial Statements, notes thereto and Report of Independent Accountants thereon contained in the 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information in response to this Item is incorporated by reference to the identification of directors and nominees contained in the "Election of Directors" section and the subsection captioned "Compliance with Reporting Requirements of Section 16(a) of the Securities Exchange Act of 1934" of the Company's definitive proxy statement in connection with its 1997 Annual Meeting of Stockholders, scheduled to be held on May 1, 1997 (the "1997 Proxy Statement"). Information in response to this Item also is included under the caption "Executive Officers of the Registrant" included in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

         Information in response to this Item is incorporated by reference to the subsections captioned "Compensation of Executive Officers and Directors," "Incentive Stock Options" and "Compensation of Directors" of the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information in response to this Item is incorporated by reference to the subsection captioned "Beneficial Ownership of Common Stock" of the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information in response to this Item is incorporated by reference to the subsections captioned "Certain Transactions" of the 1997 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this Report:

     1. A. The following financial statements are incorporated by reference from the 1996 Annual Report:

          Consolidated Balance Sheet at December 31, 1996 and 1995. Consolidated Statement of Operations for the years ended December 31,
           1996, 1995 and 1994.
          Consolidated Statement of Changes in Net Assets for the years ended
           December 31, 1996, 1995 and 1994.
          Consolidated Statement of Cash Flows for the years ended
           December 31, 1996, 1995 and 1994.
          Consolidated Statement of Loans and Investments at December 31, 1996. Notes to Consolidated Financial Statements.

          B. Report of Independent Accountants with respect to the financial statements listed in A. above is incorporated by reference from the 1996 Annual Report.

     2. No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

     3. The following exhibits are filed herewith or incorporated by reference as set forth below:


EXHIBIT NUMBER   DESCRIPTION
--------------   -----------
3(i)*            Articles of Incorporation

3(ii)(1)         By-Laws

4.1              Instruments defining the rights of security holders.  See
                 Exhibits 3(i) and 3(ii).

4.2* Form of debenture between certain subsidiaries of the Company and the U.S. Small Business Administration.

10.1(2) Note Agreement between the Company and certain subsidiaries and Massachusetts Mutual Life Insurance Company, as amended, dated April 30, 1992.

10.2(1)          Loan Agreement between the Company and Overseas Private
                 Investment Corporation, dated April 10, 1995.

10.3* Unsecured Line of Credit Agreement between the Company and certain subsidiaries and Riggs Bank N.A., dated December
                 20, 1996.

10.4* Unconditional Guaranty by the Company to and for the benefit of Riggs Bank N.A., dated December 20, 1996.

10.5* Promissory notes between the Company and certain subsidiaries and Riggs Bank N.A., dated December 20, 1996.

10.7*            Investment Advisory Agreement between the Company and
                 Allied Capital Advisers, Inc., dated May 4, 1995.

10.8*            Dividend Reinvestment Plan

10.9*            Stock Option Plan

11*              Statement regarding computation of per share earnings.

13*              Excerpts from the 1996 Annual Report to Shareholders.

21 Subsidiaries of the Company and jurisdiction of incorporation.

                     Allied Investment Corporation            Maryland
                     Allied Capital Financial Corporation     Maryland
                     Allied Development Corporation           District of Columbia

23* Consents of Matthews, Carter and Boyce, independent accountants.

27*              Financial Data Schedule

28*              Financial statements as of and for the year ended December
                 31, 1996 of Allied Investment Corporation and Allied
                 Capital Financial Corporation, in the form filed with the U.S. Small Business Administration.

-------------------


*    Filed herewith.

(1) Incorporated by reference to such Exhibit on Pre-Effective Amendment No. 2 filed with registration statement on Form N-2 on January 24, 1996 (File No. 33-64629).

(2) Incorporated by reference to Exhibit (4)(D)(i) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992. Amendments thereto are incorporated by reference to Exhibits (4)(D)(ii),
     (4)(D)(iii) and (4)(D)(iv) to the Company's Form 8-K filed on December 9, 1993.

(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed for the three months ended December 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.


                             /s/ WILLIAM L. WALTON
                             ---------------------
                             William L. Walton
                             Chairman of the Board and Chief Executive Officer

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

                                   Title
Signature                          (Capacity)                              Date
---------                          ----------                              ----

/s/ WILLIAM L. WALTON              Chairman and                            March 27, 1997
--------------------------         Chief Executive Officer
William L. Walton                  (Principal Executive Officer)


/s/ GEORGE C. WILLIAMS             Director                                March 27, 1997
--------------------------
George C. Williams


/s/ G. CABELL WILLIAMS III         Director and President                  March 27, 1997
--------------------------         and Chief Operating Officer
G. Cabell Williams III


/s/ T. MURRAY TOOMEY               Director                                March 27, 1997
--------------------------
T. Murray Toomey


/s/ JOSEPH A. CLORETY              Director                                March 27, 1997
--------------------------
Joseph A. Clorety III


/s/ GUY T. STEUART II              Director                                March 27, 1997
--------------------------
Guy T. Steuart II


/s/ WARREN K. MONTOURI             Director                                March 27, 1997
--------------------------
Warren K. Montouri


/s/ MICHAEL I. GALLIE              Director                                March 27, 1997
--------------------------
Michael I. Gallie


/s/ JON A. DELUCA                  Executive Vice President, Treasurer,    March 27, 1997
--------------------------         and Chief Financial Officer
Jon A. DeLuca                      (Principal Financial
                                   and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number              Description
-------             -----------

3(i)                Articles of Incorporation

4.2 Form of debenture between the Company's subsidiaries and the U.S. Small Business Administration.

10.3 Unsecured Line of Credit Agreement between the Company and certain subsidiaries and Riggs Bank N.A., dated
                    December 20, 1996.

10.4 Unconditional Guaranty by the Company to and for the benefit of Riggs Bank N.A., dated December 20, 1996.

10.5 Promissory notes between the Company and certain subsidiaries and Riggs Bank N.A., dated December 20, 1996.

10.7                Investment Advisory Agreement between the Company and
                    Allied Capital Advisers, Inc., dated May 4, 1995.

10.8                Dividend Reinvestment Plan.

10.9                Stock Option Plan

11                  Statement regarding computation of per share earnings.

13                  Excerpts from the 1996 Annual Report to Shareholders.

23 Consents of Matthews, Carter and Boyce, independent accountants.

27                  Financial Data Schedule

28                  Financial statements as of and for the year ended December
                    31, 1996 of Allied Investment Corporation and Allied
                    Capital Financial Corporation, in the form filed with the U.S. Small Business Administration.