Form 10-Q
period 1997-03-31
ALLIED CAPITAL CORP
filed 1997-05-15
CIK 3845

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

              Quarterly report pursuant to section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the quarterly period                           Commission file number:
ended MARCH 31, 1997                                        814-97
      --------------                                ----------------------

                         ALLIED CAPITAL CORPORATION
             ---------------------------------------------------
           (exact name of Registrant as specified in its charter)


       MARYLAND                                         53-0245085
-----------------------                           ----------------------
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

On May 12, 1997 there were 7,343,041 shares outstanding of the Registrant's common stock, $1 par value.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                                FORM 10-Q INDEX


PART     I. FINANCIAL INFORMATION

  Item 1.  Financial Statements
             Consolidated Balance Sheet as of March 31, 1997
             and December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

             Consolidated Statement of Operations - For the Three Months Ended
             March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

             Consolidated Statement of Changes in Net Assets - For the Three Months
             Ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

             Consolidated Statement of Cash Flows - For the Three Months Ended
             March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

             Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)

                                                                                    March 31, 1997         December 31, 1996
                                                                                    --------------         -----------------
                                                                                       (unaudited)
 Assets
 Investments at Value:
   Loans and debt securities (cost: 1997 - $95,882; 1996 - $97,805)  . .              $  89,014                 $  90,581
   Equity securities (cost: 1997 - $14,613; 1996 - $14,610)  . . . . . .                 26,272                    25,896
   Other investment assets (cost: 1997 - $108; 1996 - $123)  . . . . . .                    115                       131
                                                                                      ---------                 ---------
          Total investments  . . . . . . . . . . . . . . . . . . . . . .                115,401                   116,608
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .                 43,711                    44,915
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  6,165                     4,228
                                                                                      ---------                 ---------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . .              $ 165,277                 $ 165,751
                                                                                      =========                 =========
 Liabilities
 Debentures and notes payable . . . . . . . . . . . . . . . . . . . . .               $  91,950                 $  90,600
 Dividends and distributions payable . . . . . . . . . . . . . . . . . .                     55                     2,988
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .                  3,125                     2,843
                                                                                      ---------                 ---------
                                                                                         95,130                    96,431
                                                                                      ---------                 ---------
 Redeemable preferred stock  . . . . . . . . . . . . . . . . . . . . . .                  1,000                     1,000
                                                                                      ---------                 ---------

 Commitments and Contingencies
 Shareholders' Equity
   Preferred Stock of wholly owned subsidiary, $100 par
     value, 200,000 shares authorized; 60,000 shares issued and
     outstanding at 3/31/97 and 12/31/96 . . . . . . . . . . . . . . .                    6,000                     6,000

   Common stock, $1 par value, 10,000,000 shares
     authorized; 7,343,041 and 7,299,091 shares
     issued and outstanding at 3/31/97 and 12/31/96  . . . . . . . . . .                  7,343                     7,299
   Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .                 55,069                    54,440
   Notes receivable from sale of common stock  . . . . . . . . . . . . .                 (3,088)                   (3,759)
   Net unrealized appreciation on investments  . . . . . . . . . . . . .                  4,798                     4,070
   Undistributed (distributions in excess of) accumulated earnings . . .                   (975)                      270
                                                                                      ---------                 ---------
           Total shareholders' equity  . . . . . . . . . . . . . . . . .                 69,147                    68,320
                                                                                      ---------                 ---------
           Total liabilities and shareholders' equity  . . . . . . . . .              $ 165,277                 $ 165,751
                                                                                      =========                 =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                   ---------------------------
                                                                                       1997             1996
                                                                                   ----------       ----------
 Investment income:
   Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  $ 3,342          $ 3,334
   Dividends and other income  . . . . . . . . . . . . . . . . . . .                      392              418
                                                                                      -------          -------
     Total investment income . . . . . . . . . . . . . . . . . . . .                    3,734            3,752
                                                                                      -------          -------
 Expenses:
   Interest expense  . . . . . . . . . . . . . . . . . . . . . . . .                    1,933            1,831
   Investment advisory fee . . . . . . . . . . . . . . . . . . . . .                      745              734
   Other operating expenses  . . . . . . . . . . . . . . . . . . . .                      147              205
                                                                                      -------          -------
     Total expenses  . . . . . . . . . . . . . . . . . . . . . . . .                    2,825            2,770
                                                                                      -------          -------

 Net investment income . . . . . . . . . . . . . . . . . . . . . . .                      909              982

 Net realized gains on investments . . . . . . . . . . . . . . . . .                      319            3,176
                                                                                      -------          -------
 Net investment income before net unrealized
    appreciation on investments  . . . . . . . . . . . . . . . . . .                    1,228            4,158

 Net unrealized appreciation on investments  . . . . . . . . . . . .                      728              284
                                                                                      -------          -------
 Net increase in net assets resulting from
    operations . . . . . . . . . . . . . . . . . . . . . . . . . . .                  $ 1,956          $ 4,442
                                                                                      =======          =======

 Earnings per common share . . . . . . . . . . . . . . . . . . . . .                  $  0.26          $  0.69
                                                                                      =======          =======

 Weighted average number of common shares and
     common share equivalents outstanding  . . . . . . . . . . . . .                    7,394            6,343
                                                                                      =======          =======


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                            For the Three Months Ended March 31,
                                                                            ------------------------------------
                                                                               1997                       1996
                                                                            ---------                   --------
 Increase in net assets resulting from operations:
   Net investment income . . . . . . . . . . . . . . . . . .                  $   909                    $   982
   Net realized gains on investments . . . . . . . . . . . .                      319                      3,176
   Net unrealized appreciation on investments  . . . . . . .                      728                        284
                                                                              -------                    -------
       Net increase in net assets resulting from operations                     1,956                      4,442
                                                                              -------                    -------
 Distributions to shareholders:
   Common stock dividend . . . . . . . . . . . . . . . . . .                   (2,418)                    (1,793)
   Preferred stock dividend  . . . . . . . . . . . . . . . .                      (55)                       (55)
                                                                              -------                    -------
       Net decrease in net assets resulting from
          distributions to shareholders  . . . . . . . . . .                   (2,473)                    (1,848)
                                                                              -------                    -------
 Capital share transactions:
   Net decrease in notes receivable from sale of common
       stock . . . . . . . . . . . . . . . . . . . . . . . .                      671                         28
   Issuance of common stock upon the exercise of stock                            100                          -
           options . . . . . . . . . . . . . . . . . . . . .
   Issuance of common stock  in lieu of cash distributions .                      573                        635
   Issuance of common stock in rights offering . . . . . . .                        -                      8,351
                                                                              -------                    -------
       Net increase in assets resulting from capital share
                    transactions . . . . . . . . . . . . . .                    1,344                      9,014
                                                                              -------                    -------
 Net increase in net assets  . . . . . . . . . . . . . . . .                      827                     11,608
 Net assets at beginning of the period . . . . . . . . . . .                   68,320                     57,181
                                                                              -------                    -------
 Net assets at end of period . . . . . . . . . . . . . . . .                   69,147                     68,789
 Preferred stock of wholly owned subsidiary  . . . . . . . .                   (6,000)                    (6,000)
                                                                              -------                    -------
 Net asset value available to common shareholders  . . . . .                  $63,147                    $62,789
                                                                              =======                    =======
 Net asset value per common share  . . . . . . . . . . . . .                  $  8.60                    $  9.09
                                                                              =======                    =======
 Common shares outstanding at end of period  . . . . . . . .                    7,343                      6,908
                                                                              =======                    =======





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                      For the Three Months Ended March 31,
                                                                                      ------------------------------------
                                                                                          1997                       1996
                                                                                       ----------                 ---------
 Cash Flows From Operating Activities:
   Net increase in net assets resulting from operations  . . . . . . . . .                $ 1,956                   $ 4,442
   Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
      Net unrealized appreciation on investments . . . . . . . . . . . . .                   (728)                     (284)
      Net realized gains on investments  . . . . . . . . . . . . . . . . .                   (319)                   (3,176)
      Amortization of loan discounts . . .. . . . . . . . . . . . . . .                      (123)                     (174)
      Changes in assets and liabilities:
         Other assets . . . . . . . .. . . . . . . . . . . . . . . . . .                   (1,937)                   (1,143)
         Other liabilities . . . . . . . . . . . . . . . . . . . . . . .                      282                       630
                                                                                          -------                   -------
             Net cash provided by (used in) operating activities . . . . .                   (869)                      295
                                                                                          -------                   -------

 Cash Flows From Investing Activities:
      Investments in small business concerns . . . . . . . . . . . . . . .                 (3,750)                   (5,000)
      Payments on loans and debt securities and other investment assets .                   5,386                     4,919
      Net proceeds from sale of equity securities . . . . . . . . . . . .                     741                     4,293
      Payments on notes receivable from sale of common stock . . . . . . .                    671                        28
                                                                                          -------                   -------
              Net cash provided by investing activities  . . . . . . . . .                  3,048                     4,240
                                                                                          -------                   -------
 Cash Flows From Financing Activities:
      Sale of common stock . . . . . . . . . . . . . . . . . . . . . . .                      100                     8,200
      Common dividends and distributions paid  . . . . . . . . . . . . . .                 (4,613)                   (4,749)
      Preferred stock dividends  . . . . . . . . . . . . . . . . . . . . .                   (220)                     (220)
      Proceeds from debentures and notes payable . . . . . . . . . . . . .                  1,350                     3,500
                                                                                          -------                   -------
               Net cash provided by (used in) financing activities . . . .                 (3,383)                    6,731
                                                                                          -------                   -------
 Net increase (decrease) in cash and cash equivalents  . . . . . . . . . .                 (1,204)                   11,266
 Cash and cash equivalents, beginning of period  . . . . . . . . . . . . .                 44,915                    22,743
                                                                                          -------                   -------
 Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . .                $43,711                   $34,009
                                                                                          =======                   =======




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


NOTE 1.  GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Corporation and its subsidiaries (the Company) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of March 31, 1997 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1996 financial statements in order to conform to the 1997 presentation.

NOTE 2.  DIVIDENDS

The Company's board of directors declared a $0.33 per share first quarter dividend that was paid on March 31, 1997 to shareholders of record as of March 14, 1997. In connection with this dividend, the Company paid cash of $2,156,000 and distributed new shares of common stock to participants in the dividend reinvestment plan with a value of $262,000 for a total dividend of $2,418,000. The Company's board of directors also declared an extra distribution in December 1996 of $0.38 per share, which was paid to shareholders on January 31, 1997, for a total distribution for 1996 equal to $1.51 per share.

NOTE 3.  DEBT

The Company repaid one U.S. Small Business Administration debenture during the first quarter of 1997 totaling $1,000,000, which matured February 1, 1997.

NOTE 4.  EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings per Share" (SFAS 128). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 modifies the method of calculation of net income per share and also requires a reconciliation between basic and diluted per share amounts. Early adoption of the statement prior to the end of 1997 is not allowed.

The following table (in thousands, except per share data) presents the effect of SFAS 128 on the Company's net income per share as if adopted for current period disclosure.

                                                                        Quarter Ended March 31

                                                                 1997                           1996
                                                                 ----                           ----
 Net income ..........................................         $1,956                         $4,442
                                                               ======                         ======
 Basic average shares outstanding ....................          7,316                          6,302
                                                               ======                         ======
 Basic net income per share ..........................         $ 0.27                         $ 0.70
                                                               ======                         ======
 Effect of dilutive securities:
      Outstanding stock options ......................             78                             41
                                                               ------                         ------
 Diluted average shares outstanding...................          7,394                          6,343
                                                               ======                         ======
 Diluted net income per share ........................         $ 0.26                         $ 0.69
                                                               ======                         ======


NOTE 5.  COMMITMENTS AND CONTINGENCIES

Commitments.   The Company had commitments outstanding of $7,579,000 at March
31, 1997 to invest in various existing and prospective portfolio companies.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1997 and 1996.

For the three months ended March 31, 1997, net increase in net assets resulting from operations was $2.0 million, or $0.26 per common share as compared to $4.4 million, or $0.69 per common share for the first quarter of 1996. The comparison of first quarter 1997 earnings to first quarter 1996 earnings is significantly effected by the level of investment sales and other exit activities occurring in the respective quarters, and the timing of recognition of capital gains. Net realized gains for the first quarter of 1996 were $3.2 million, or $0.50 per common share. First quarter 1997 exit activity was not as significant, and as a result, net realized gains for the first quarter of 1997 were $319,000, or $0.04 per common share. The impact of the timing of gain recognition on quarterly earnings of the Company can be significant, and thus quarterly earnings are not necessarily reflective of expected annual results. Net income per common share for the quarter ended March 31, 1997 also reflects an increase of 17% in the weighted average common shares and common share equivalents outstanding, due to the effect of new shares issued in the Company's March 1996 rights offering.

Net investment income, which totaled $909,000 for the quarter, remained relatively constant to that of the first quarter 1996. The Company sold several portfolio investments in the latter part of 1996, and as a result, total investments have remained relatively constant between the first quarters
of 1997 and 1996.   The Company continues to see increased competition for
quality investments in the market place, and is cautiously approaching new investment activity to assure that the portfolio is receiving adequate compensation for new investments, and is accepting appropriate levels of risk.

Total expenses increased 2% to $2.8 million for the quarter ended March 31, 1997. Interest expense increased 6% for the first quarter of 1997 as compared to the comparable quarter of the previous year as a result of the Company's outstanding borrowings increasing to $92 million from $86 million at March 31, 1996. The Company's investment advisory fee increased 1% to $745,000 for the quarter ended March 31, 1997 from $734,000 in the first quarter of 1996.
Again, this small increase was expected given the fact that invested assets in the portfolio have remained relatively constant. Other operating expenses decreased approximately 28% for the first quarter of 1997 as compared to 1996 as a result of lower legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

Total assets decreased $474,000 to $165.3 million as of March 31, 1997 from $165.8 million as of December 31, 1996. Total investments as of March 31, 1997 decreased $1.2 million from December 31, 1996 as total repayments and changes in investment valuations during the first quarter of 1997 offset first quarter new investments of $3.7 million. Cash and cash equivalents decreased $1.2 million to $43.7 million as of March 31, 1997.

Given the balance of cash and cash equivalents at March 31, 1997 and its available credit facilities, the Company believes it has adequate capital to continue to satisfy its operating needs, commitments and other future investment opportunities that may arise throughout the remainder of 1997.

PORTFOLIO CHANGES

For the three months ended March 31, 1997, the Company's portfolio had net unrealized appreciation of $728,000 due to the sale of certain investments which resulted in realized gains (losses), changes in market prices for public equity investments, and changes in value of certain private investments.

The disposition of certain portfolio investments resulted in unrealized appreciation (depreciation) and the recognition of realized gains (losses) during the three months needed March 31, 1997 as follows:

                                                             Unrealized                              Realized
                                                            Appreciation                                 Gain
                                                          (Depreciation)                               (Loss)
                                                          --------------                          -----------
 ASW Holdings Corporation                                     $(374,000)                            $715,000
 Enviroplan, Inc.                                               341,000                             (396,000)



The Company's public equity investments which appreciated (depreciated) in value during the three months ended March 31, 1997 were as follows:

                                                                       Unrealized
                                                                     Appreciation
                                                                   (Depreciation)
                                                                   --------------
                 Allied Capital Lending Corporation                    $787,000
                 Au Bon Pain Co., Inc.                                   18,000
                 Brazos Sportswear, Inc.                                933,000
                 DeVlieg Bullard, Inc.                                   20,000
                 DMI Furniture                                            7,000
                 Esquire Communications, Ltd.                           317,000
                 Gulf South Medical Supply, Inc.                         73,000
                 Labor Ready, Inc.                                     (840,000)
                 MLX                                                     11,000
                 Nobel Education Dynamics, Inc.                        (235,000)
                 The Peerless Group, Inc.                              (349,000)
                 Quality Software Products Holdings, PLC                  4,000



The remaining appreciation during the three months ended March 31, 1997 was $15,000.

FACTORS AFFECTING THE COMPANY'S BUSINESS

Illiquidity. Most of the Company's investments consist of securities acquired directly from the issuers in private transactions. They are usually subject to restrictions on resale or otherwise illiquid. There is usually no established trading market for such securities into which they could be sold. In addition, most of the securities are not eligible for sale to the public without registration which would involve delay and expense.

Competition. A large number of entities and individuals compete for the opportunity to make the kinds of investments made by the Company. Many of these entities and individuals have greater financial resources than the combined resources of the Company. As a result of this competition, the Company may from time to time be precluded from making otherwise attractive investments on terms considered to be prudent in light of the risks to be assumed.


Statements included in this filing concerning the Company's future prospects are "forward looking statements" under the Federal securities laws. There can be no assurance that future results will be achieved and actual results could differ materially from forecasts and estimates.

                           Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

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

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits

         11      Statement of Computation of Earnings Per Common Share

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

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

                                      ALLIED CAPITAL CORPORATION
                                      --------------------------
                                              (Registrant)



                                      /s/ Jon A. DeLuca
                                      ------------------------------------------
Date: May 12, 1997                    Jon A. DeLuca
      ------------                    Executive Vice President, Treasurer
                                      and Chief Financial Officer