Form 10-Q
period 1997-06-30
ALLIED CAPITAL CORP
filed 1997-08-14
CIK 3845

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           Quarterly report pursuant to section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For the quarterly period                                                                             Commission file number:
ended JUNE 30, 1997                                                                                           814-97
      -------------                                                                                   ----------------------


                                            ALLIED CAPITAL CORPORATION
                                ---------------------------------------------------
                               (exact name of Registrant as specified in its charter)


       MARYLAND                                                                                             53-0245085
-----------------------                                                                               ----------------------
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

On August 8, 1997 there were 7,373,718 shares outstanding of the Registrant's common stock, $1 par value.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                                FORM 10-Q INDEX


PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Consolidated Balance Sheet as of June 30, 1997 and December 31, 1996   . . . . . . . . . . . . . . . . . . . . 1

             Consolidated Statement of Operations - For the Three and Six Months Ended
             June 30, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

             Consolidated Statement of Changes in Net Assets - For the Six Months
             Ended June 30, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

             Consolidated Statement of Cash Flows - For the Six Months Ended
             June 30, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

             Notes to the Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

  Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

  Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

  Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

  Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

  Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

                         PART I - Financial Information
Item 1.  Financial Statements
                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)

                                                                             June 30, 1997         December 31, 1996
                                                                             -------------         -----------------
                                                                              (unaudited)
 ASSETS

 Investments at Value:

   Loans and debt securities (cost: 1997 - $103,938; 1996 -                    $ 97,229                  $ 90,581
            $97,805) . . . . . . . . . . . . . . . . . . . . . .

   Equity securities (cost: 1997 - $14,721; 1996 - $14,610)  . .                 27,579                    25,896

   Other investment assets (cost: 1997 - $107; 1996 - $123)  . .                      7                       131
                                                                                -------                   -------

          Total investments  . . . . . . . . . . . . . . . . . .                124,815                   116,608

 Cash and cash equivalents . . . . . . . . . . . . . . . . . . .                 22,205                    44,915

 U.S. government securities  . . . . . . . . . . . . . . . . . .                 18,256                         -

 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .                  3,655                     4,228
                                                                                -------                   -------
          Total assets . . . . . . . . . . . . . . . . . . . . .               $168,931                  $165,751
                                                                                =======                   =======


 LIABILITIES AND SHAREHOLDERS' EQUITY

 Liabilities:

   Debentures and notes payable  . . . . . . . . . . . . . . . .               $ 92,950                  $ 90,600

   Revolving line of credit  . . . . . . . . . . . . . . . . . .                  2,500                         -

   Dividends and distributions payable . . . . . . . . . . . . .                    110                     2,988

   Other liabilities . . . . . . . . . . . . . . . . . . . . . .                  2,834                     2,843
                                                                                -------                   -------

                                                                                 98,394                    96,431
 Redeemable preferred stock  . . . . . . . . . . . . . . . . . .                  1,000                     1,000


 Commitments and Contingencies

 Shareholders' Equity:
   Preferred stock of wholly owned subsidiary, $100 par
     value; 200,000 shares authorized, 60,000 shares issued and outstanding at 6/30/97 and 12/31/96 . . . . . . . . . . . .
                                                                                  6,000                     6,000

   Common stock, $1 par value; 10,000,000 shares
     authorized; 7,367,052 and 7,299,091 shares
     issued and outstanding at 6/30/97 and 12/31/96  . . . . . .
                                                                                  7,367                     7,299
   Additional paid-in capital  . . . . . . . . . . . . . . . . .                 55,367                    54,440

   Notes receivable from sale of common stock  . . . . . . . . .                 (3,186)                   (3,759)

   Net unrealized appreciation on investments  . . . . . . . . .                  6,047                     4,070

   Undistributed (distributions in excess of) accumulated
      earnings . . . . . . . . . . . . . . . . . . . . . . . . .                 (2,058)                      270
                                                                                -------                   -------
           Total shareholders' equity  . . . . . . . . . . . . .                 69,537                    68,320
                                                                                -------                   -------
           Total liabilities and shareholders' equity  . . . . .               $168,931                  $165,751
                                                                                =======                   =======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                     For the Three Months Ended        For the Six Months Ended
                                                                              June 30,                         June 30,
                                                                              -------                          -------

                                                                        1997             1996           1997             1996
                                                                        ----             ----           ----             ----
 Investment income:

   Interest  . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 3,696          $ 3,891        $ 7,038          $ 7,225

   Dividends and other income  . . . . . . . . . . . . . . . . .          438              412            830              830
                                                                       ------            -----         ------           ------
     Total investment income . . . . . . . . . . . . . . . . . .        4,134            4,303          7,868            8,055
                                                                       ------            -----         ------           ------

 Expenses:

   Interest expense  . . . . . . . . . . . . . . . . . . . . . .        1,985            1,860          3,918            3,691

   Investment advisory fee . . . . . . . . . . . . . . . . . . .          782              704          1,527            1,438

   Other operating expenses  . . . . . . . . . . . . . . . . . .          189              362            336              567
                                                                       ------            -----         ------           ------
     Total expenses  . . . . . . . . . . . . . . . . . . . . . .        2,956            2,926          5,781            5,696
                                                                       ------            -----         ------           ------


 Net investment income . . . . . . . . . . . . . . . . . . . . .        1,178            1,377          2,087            2,359



 Net realized gains on investments . . . . . . . . . . . . . . .          295            2,975            614            6,151
                                                                       ------            -----         ------           ------


 Net investment income before net unrealized
    appreciation (depreciation) on investments   . . . . . . . .        1,473            4,352          2,701            8,510


 Net unrealized appreciation (depreciation) on investments . . .        1,249           (4,718)         1,977           (4,434)
                                                                       ------            -----         ------           ------


 Net increase (decrease) in net assets resulting from
    operations . . . . . . . . . . . . . . . . . . . . . . . . .      $ 2,722          $  (366)       $ 4,678         $  4,076
                                                                       ======            =====         ======           ======


 Earnings (loss) per common share  . . . . . . . . . . . . . . .       $ 0.36          $ (0.06)       $  0.62         $   0.59
                                                                       ======            =====         ======           ======

 Weighted average number of common shares and
    common share equivalents outstanding . . . . . . . . . . . .        7,415            6,918          7,405            6,730
                                                                       ======            =====         ======           ======





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                                                  For the Six Months Ended
                                                                                          June 30,
                                                                                          -------

                                                                                     1997             1996
                                                                                     ----             ----
 Increase in net assets resulting from operations:

   Net investment income . . . . . . . . . . . . . . . . . . . . . . . . .        $ 2,087          $ 2,359

   Net realized gains on investments . . . . . . . . . . . . . . . . . . .            614            6,151

   Net unrealized appreciation (depreciation) on investments . . . . . . .          1,977           (4,434)
                                                                                  -------          -------

       Net increase in net assets resulting from operations  . . . . . . .          4,678            4,076
                                                                                  -------          -------

 Distributions to shareholders:

   Common stock dividend . . . . . . . . . . . . . . . . . . . . . . . . .         (4,921)          (3,668)

   Preferred stock dividend  . . . . . . . . . . . . . . . . . . . . . . .           (110)            (110)
                                                                                  -------          -------

       Net decrease in net assets resulting from distributions to
          shareholders . . . . . . . . . . . . . . . . . . . . . . . . . .         (5,031)          (3,778)
                                                                                  -------          -------

 Capital share transactions:

   Net decrease (increase) in notes receivable from sale of common stock .            575             (172)

   Issuance of common stock upon the exercise of stock options . . . . . .            423              493

   Issuance of common stock in lieu of cash distributions  . . . . . . . .            572              852

   Issuance of common stock in rights offering . . . . . . . . . . . . . .             -             8,264
                                                                                  -------          -------
       Net increase in net assets resulting from capital share
           transactions  . . . . . . . . . . . . . . . . . . . . . . . . .          1,570            9,437
                                                                                  -------          -------

 Net increase in net assets  . . . . . . . . . . . . . . . . . . . . . . .          1,217            9,735


 Net assets at beginning of period . . . . . . . . . . . . . . . . . . . .         68,320           57,181
                                                                                  -------          -------

 Net assets at end of period . . . . . . . . . . . . . . . . . . . . . . .         69,537           66,916

 Preferred stock of wholly owned subsidiary  . . . . . . . . . . . . . . .         (6,000)          (6,000)
                                                                                  -------          -------

 Net asset value available to common shareholders  . . . . . . . . . . . .        $63,537          $60,916
                                                                                  =======          =======

 Net asset value per common share  . . . . . . . . . . . . . . . . . . . .        $  8.62          $  8.75
                                                                                  =======          =======

 Common shares outstanding at end of period  . . . . . . . . . . . . . . .          7,367            6,963
                                                                                  =======          =======





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                For the Six Months Ended
                                                                                        June 30,
                                                                                        -------

                                                                                    1997             1996
                                                                                    ----             ----
Cash Flows From Operating Activities:

  Net increase in net assets resulting from operations  . . . . . . . . .        $ 4,678          $ 4,076

  Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:

    Net unrealized (appreciation) depreciation on investments  . . . . .          (1,977)           4,434

    Net realized gains on investments  . . . . . . . . . . . . . . . . .            (614)          (6,151)

    Amortization of loan discounts . . . . . . . . . . . . . . . . . . .            (615)            (762)

    Changes in assets and liabilities:

       Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .            573             (837)

       Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . .             (9)            (879)
                                                                                 -------          -------

          Net cash provided by (used in) operating activities . . . . . .          2,036             (119)
                                                                                 -------          -------


Cash Flows From Investing Activities:

     Investments in small business concerns . . . . . . . . . . . . . . .        (22,660)          (8,661)

     Investments in US government securities  . . . . . . . . . . . . . .        (18,108)              -

     Collections from loans and debt securities and other investment
        assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,423           10,031

     Net proceeds from sale of equity securities  . . . . . . . . . . . .          1,088            8,224

     Collections from notes receivable from sale of common stock  . . . .            673               28
                                                                                 -------          -------

          Net cash (used in) provided by investing activities . . . . . .        (22,584)           9,622
                                                                                 -------          -------
Cash Flows From Financing Activities:

     Sale of common stock . . . . . . . . . . . . . . . . . . . . . . . .            323            8,557

     Common stock dividends and distributions . . . . . . . . . . . . . .         (7,115)          (6,404)

     Preferred stock dividends  . . . . . . . . . . . . . . . . . . . . .           (220)            (220)

     Net proceeds from the issuance of debentures and notes payable . . .          3,350            5,000

     Repayment of debentures  . . . . . . . . . . . . . . . . . . . . . .         (1,000)               -


     Net borrowings on revolving line of credit  . . . . . . . . . . . . .         2,500           (1,500)
                                                                                 -------          -------
          Net cash (used in) provided by financing activities . . . . . .         (2,162)           5,433
                                                                                 -------          -------

Net (decrease) increase in cash and cash equivalents  . . . . . . . . . .        (22,710)          14,936

Cash and cash equivalents, beginning of period  . . . . . . . . . . . . .         44,915           22,743
                                                                                 -------          -------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . .        $22,205          $37,679
                                                                                 =======          =======



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

NOTE 1.  GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Corporation and its subsidiaries (the Company) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1996 financial statements in order to conform to the 1997 presentation.

NOTE 2.  DIVIDENDS

The Company's board of directors declared and paid two dividends to common shareholders totaling $0.67 per common share during the six months ended June 30, 1997. The Company paid quarterly dividends equal to $0.33 per common share and $0.34 per common share for the three months ended March 31, 1997 and June 30, 1997, respectively. In connection with these dividends, the Company paid cash of $4.7 million and distributed new shares of common stock to participants in the dividend reinvestment plan with a value of $262,000 for a total of $4.9 million.

NOTE 3.  DEBT

The Company had outstanding borrowings of $2,500,000 under its revolving line of credit agreement as of June 30, 1997. Borrowings under this facility bear interest at the 30-day LIBOR rate plus 2.5 percent per annum, or 8.2% per annum. This line of credit expires September 30, 1998.

As of June 30, 1997, the Company also had outstanding borrowings equal to $3,950,000 from various commercial banks. The Company can only use the proceeds from the notes to fund loans or investments with qualifying businesses within the relevant commercial bank's Community Reinvestment Act assessment area.
Each note bears interest at the 90-day treasury bill rate until the Company invests the proceeds in a qualifying business. After the investment is funded, the interest rate changes to a five-year treasury note rate. A separate calculation will be made of the profits derived from the loans and investments in qualified businesses funded from each note's proceeds. Such profits will be calculated net of losses, coupon interest payments, transaction costs and a 2.5% investment management fee. Then, 10% of the net amount will be paid to the holder of the note as "additional interest". The 10% additional interest will be calculated as of the end of each calendar year. As of June 30, 1997, none of the proceeds received have been invested in a qualifying business.

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

                                                 Three Months Ended          Six Months Ended
                                                  ------------------         ----------------
                                                      June 30,                   June 30,
                                                      -------                    --------


                                               1997            1996         1997         1996
                                               ----            ----         ----         ----
 Net income                                    $2,722          $ (366)      $4,678       $4,076
                                               ======          =======      ======       ======
 Basic average shares outstanding               7,351            6,918       7,334        6,692
                                               ======          =======      ======       ======

 Basic net income per share                    $ 0.36          $(0.06)      $ 0.62        $0.59
                                               ======          =======      ======       ======

 Effect of dilutive securities:

 Outstanding stock options                         64               0           71           38
                                               ------          -------      ------       ------


 Diluted average shares outstanding             7,415            6,918       7,405        6,730
                                               ======          =======      ======       ======

 Diluted net income per share                  $ 0.36          $(0.06)      $ 0.62       $ 0.59
                                               ======          =======      ======       ======



NOTE 5.  COMMITMENTS AND CONTINGENCIES

The Company had commitments outstanding of $4.6 million at June 30, 1997 to invest in various existing and prospective portfolio companies.

The Company is party to certain lawsuits. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these actions will have a material effect upon the consolidated financial position of the Company.

NOTE 6.  SUBSEQUENT EVENT

On August 14, 1997, the Company announced that it has entered into an Agreement and Plan of Merger with Allied Capital Corporation II, Allied Capital Commerical Corporation, Allied Capital Lending Corporation and Allied Capital Advisers, Inc., pursuant to which the Company and Allied Capital Corporation II, Allied Capital Commerical Corporation, and Allied Capital Advisers, Inc. would merge with and into Allied Capital Lending Corporation through a stock for stock exchange. The merger is subject to the approval by at least two-thirds of the stockholders of each of the merging companies, as well as subject to certain regulatory approvals and other customary closing conditions. If all required approvals are obtained, the Company anticipates the merger would be effective on December 31, 1997.

Pursuant to the terms of the merger agreement, stockholders of the Company at the effective time of the merger will receive 1.07 shares of the merged entity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 1997 and 1996.

For the three months ended June 30, 1997, net increase in net assets resulting from operations was $2.7 million, or $0.36 per common share as compared to a net decrease in net assets resulting from operations equal to $366,000, or $0.06 per common share for the first quarter of 1996.

The comparison of earnings for the second quarter of 1997 to the same period in 1996 is significantly effected by the timing of recognizing realized gains and changes in valuations of portfolio investments, and therefore, quarterly earnings are not indicative of annual 1997 earnings. Realized gains and unrealized appreciation equaled $1.5 million for the three months ended June 30, 1997, of which $1.2 million was due to net increases in the carrying values of the Company's equity positions in certain portfolio companies (see Portfolio Changes). For the comparable period in 1996, realized gains and unrealized depreciation equaled a negative $1.7 million, of which, realized gains equaled $3.0 million and unrealized depreciation for the period equaled $4.7 million.

Net investment income decreased approximately 14% to $1.2 million from $1.4 million for the three months ended June 30, 1997 and 1996, respectively. Total interest income decreased 5% to $3.7 million in the second quarter of 1997 from $3.9 million for the same period last year. The Company received significant repayments from portfolio companies during the last half of 1996 and the first half of 1997, and as a result, interest income during the first half of 1997 has decreased. In addition, the Company continues to see increased competition for quality investments in the market place, and the Company is cautiously approaching new investment activity to assure that the portfolio is receiving adequate compensation for new investments and is accepting the appropriate levels of risk. New investments in small business concerns totaled $22.7 million for the six months ended June 30, 1997.

Total expenses were relatively constant during the second quarter 1997 as compared to the second quarter of 1996. Interest expense increased 7% during the second quarter of 1997 as compared to the same quarter of the previous year. The Company's outstanding borrowings increased to $95.5 million as of June 30, 1997 from $86.3 million at June 30, 1996. The Company's investment advisory fee increased $78,000 to $782,000 for the quarter ended June 30, 1997 from $704,000 in the second quarter of 1996. Assets invested in business concerns increased from $116 million at June 30, 1996 to $125 million at June 30, 1997. Other operating expenses decreased approximately 48% for the three months ended June 30, 1997 as compared to the same period in 1996. This decrease is primarily due to a reduction in legal and other portfolio related expenses during the past year.

For the Six Months ended June 30, 1997 and 1996.

Net increase in net assets resulting from operations was $4.7 million, or $0.62 per common share, for the six months ended June 30, 1997, compared to $4.1 million, or $0.59 per common share, for the same period in 1996. Net investment income decreased approximately 12% to $2.1 million for 1997 compared to $2.4 million in 1996. This decrease in net investment income results primarily from the same factors discussed above relating to interest income. Realized gains decreased $5.5 million for the first half of 1997 as compared to the same period in 1996. Unrealized appreciation for the six months ended June 30, 1997 was $2.0 million as compared to $4.4 million in unrealized depreciation for the six months ended June 30, 1996. As was described above, the Company can experience significant fluctuations in realized and unrealized gains on a quarter-to-quarter comparison basis, and as a result any one quarterly period is not indicative of expected annual earnings.

Total expenses increased 1% to $5.8 million from $5.7 million for the six months ended June 30, 1997 and 1996, respectively. These increases were caused by the same factors discussed in the quarter-to-quarter comparison above.

LIQUIDITY AND CAPITAL RESOURCES

Total assets increased $3.2 million to $168.9 million as of June 30, 1997 from $165.8 million as of December 31, 1996. Total investments as of June 30, 1997 increased $8.2 million from December 31, 1996 as new investments and net changes in investment valuations exceeded repayments during the first half of 1997. The Company purchased $18.1 million in U.S. government securities with maturities ranging from three months to one year in order to maximize returns on excess cash resources. Cash and cash equivalents decreased $22.7 million to $22.2 million as of June 30, 1997, primarily due to new investments in small business concerns and the purchase of the U.S. government securities.

In order to fund its investments in small businesses, the Company has cash, a line of credit with a commercial bank, a commitment from the Overseas Private Investment Corporation (OPIC), a note with an insurance company, debentures from the U.S. Small Business Administration (SBA) and other sources. The Company had total cash, cash equivalents and U.S. government securities available at June 30, 1997 of $40.5 million and available credit facilities of $18.8 million. The Company's long term debentures and notes payable generally require significant prepayment penalties; therefore, the Company does not plan to repay this debt prior to the respective maturity dates. At June 30, 1997, outstanding commitments for future financings by the Company were $4.6 million. Given the balance of cash, cash equivalents, and U.S. government securities at June 30, 1997 and the available credit facilities, the Company believes that it has adequate capital to continue to satisfy its operating needs, commitments and other future investment opportunities that may arise throughout 1997.

PORTFOLIO CHANGES

For the six months ended June 30, 1997 the Company's portfolio appreciated, net of depreciation, by $2.0 million due to the change in market prices for public equity investments, and changes in value of certain private investments.

The disposition of certain portfolio investments resulted in unrealized appreciation (depreciation) and the recognition of realized gains (losses) during the six months ended June 30, 1997 as follows:

                                                          Unrealized                          Realized
                                                        Appreciation                              Gain
                                                      (Depreciation)                            (Loss)
                                                      --------------                            ------
ASW Holding Corporation                                   $(374,000)                          $715,000
ProAir Services, LP                                                0                           126,000
Enviroplan, Inc.                                             341,000                         (396,000)
Contemporary Media, Inc.                                    (58,000)                           143,000
Kirker Enterprises, Inc.                                           0                            26,000

The Company's public equity investments which appreciated (depreciated) in value during the six months ended June 30, 1997 were as follows:

                                                                        Unrealized
                                                                      Appreciation
                                                                    (Depreciation)
                                                                    --------------
                 Allied Capital Lending Corporation                     $(311,000)
                 Au Bon Pain Co., Inc.                                      45,000
                 Brazos Sportswear, Inc.                                 1,100,000
                 DeVlieg Bullard, Inc.                                      75,000
                 DMI Furniture, Inc.                                        31,000
                 Esquire Communications, Ltd.                              424,000
                 Gulf South Medical Supply, Inc.                          (19,000)
                 Labor Ready, Inc.                                       (664,000)
                 MLX/SinterMet Corporation                                   6,000
                 Nobel Education Dynamics, Inc.                          (227,000)
                 The Peerless Group, Inc.                                   11,000
                 Quality Software Products Holdings, PLC                    10,000

In addition, the Company's investments in the following private companies also had unrealized appreciation during the six months ended June 30, 1997: Julius Koch USA, Inc. - $1,066,000; and Grant Broadcasting Systems II - $672,000. The remaining depreciation was $128,000.

FACTORS AFFECTING THE COMPANY'S BUSINESS

Illiquidity. Most of the Company's investments consist of securities acquired directly from the issuers in private transactions. They are usually subject to restrictions on resale or otherwise illiquid. There is usually no established trading market for these securities. In addition, most of the securities are not eligible for sale to the public without registration which would involve delay and expense.

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

                           Part II. OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS

         The Company is party to certain lawsuits. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these actions will have a material effect upon the consolidated financial position of the Company.

Item 2.  CHANGES IN SECURITIES

         No material changes have occurred in the securities of the Registrant.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 1, 1997, the Company held its Annual Meeting of Shareholders in Bethesda, Maryland. Shareholders voted on three matters; the substance of these matters and the results of the voting of each such matter are described below.

         1. Election of Directors: Shareholders elected a total of eight directors, which comprised the entire Board, to serve for a one-year term. Votes were cast as follows:

                                                    FOR             WITHHELD
         William Walton                       6,547,451             74,359
         George C. Williams                   6,554,518             67,292
         T. Murray Toomey                     6,554,518             67,292
         Joseph A. Clorety III                6,556,056             65,754
         Guy T. Steuart II                    6,556,056             65,754
         Warren K. Montouri                   6,554,951             66,859
         G. Cabell Williams III               6,556,956             64,854
         Michael I. Gallie                    6,556,956             64,854

         2. Ratification of the selection of Matthews, Carter & Boyce to serve as independent accountants for the year ended December 31, 1997:

         FOR              AGAINST            ABSTAIN
         6,530,705        29,930             61,076

         3. Amend the Company's Stock Option Plan to increase the number of shares available under the plan and add a change of control provision:

         FOR              AGAINST            ABSTAIN
         3,926,173        646,528            131,862

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         3   Bylaws

         (a) List of Exhibits

         11  Statement of Computation of Earnings Per Share

         (b) Reports on Form 8-K
             No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

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

                                         ALLIED CAPITAL CORPORATION
                                         --------------------------
                                         (Registrant)



                                         /s/ Jon A. DeLuca
                                         --------------------------------------
Date: August 14, 1997                    Jon A. DeLuca
      ---------------                    Principal and Chief Financial Officer