Form 10-Q
period 1997-09-30
ALLIED CAPITAL CORP
filed 1997-11-13
CIK 3845

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period                                                       Commission file number:
ended SEPTEMBER 30, 1997                                                                814-97
      ------------------                                                        ----------------------


                                        ALLIED CAPITAL CORPORATION
                            ---------------------------------------------------
                           (exact name of Registrant as specified in its charter)


       MARYLAND                                                                      53-0245085
-----------------------                                                        ----------------------
(State or jurisdiction of                                                          (IRS Employer
incorporation or organization)                                                   Identification No.)

                       C/O ALLIED CAPITAL ADVISERS, INC.
                              1666 K STREET, N.W.
                                   9TH FLOOR
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

On November 5, 1997 there were 7,784,290 shares outstanding of the Registrant's common stock, $1 par value.

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                                FORM 10-Q INDEX


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

        Consolidated Balance Sheet as of September 30, 1997 and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . 1

        Consolidated Statement of Operations - For the Three and Nine Months Ended
         September 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

        Consolidated Statement of Changes in Net Assets - For the Nine Months
         Ended September 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

        Consolidated Statement of Cash Flows - For the Nine Months Ended
         September 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

        Notes to the Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

  Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

  Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

  Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

  Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

  Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

  Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

                        PART I - Financial Information
Item 1.  Financial Statements
                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except number of shares)




                                                                                             September 30, 1997  December 31, 1996
                                                                                             ------------------  -----------------
                                                                                                  (unaudited)
 ASSETS
 Investments at Value:
   Loans and debt securities (cost: 1997 - $98,291; 1996 - $97,805)  . . . . . . . . . . . . . .       $ 90,329           $ 90,581
   Equity securities (cost: 1997 - $15,972; 1996 - $14,610)  . . . . . . . . . . . . . . . . . .         33,519             25,896
   Other investment assets (cost: 1997 - $107; 1996 - $123)  . . . . . . . . . . . . . . . . . .              7                131
                                                                                                        -------            -------
      Total investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        123,855            116,608
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         27,195             44,915
 U.S. government securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,667                  -
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,141              4,228
                                                                                                        -------            -------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $168,858           $165,751
                                                                                                        =======            =======


 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Debentures and notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 86,950           $ 90,600
   Revolving line of credit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,820                  -
   Dividends and distributions payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            165              2,988
   Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,988              2,843
                                                                                                        -------            -------
                                                                                                         95,923             96,431
 Redeemable preferred stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,000              1,000


 Commitments and Contingencies
 Shareholders' Equity:
   Preferred stock of wholly owned subsidiary, $100 par
     value; 200,000 shares authorized, 60,000 shares issued and
     outstanding at 9/30/97 and 12/31/96 . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,000              6,000

   Common stock, $1 par value; 10,000,000 shares
     authorized; 7,732,184 and 7,299,091 shares
     issued and outstanding at 9/30/97 and 12/31/96  . . . . . . . . . . . . . . . . . . . . . .          7,732              7,299

   Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         60,114             54,440
   Notes receivable from sale of common stock  . . . . . . . . . . . . . . . . . . . . . . . . .        (7,351)            (3,759)
   Net unrealized appreciation on investments  . . . . . . . . . . . . . . . . . . . . . . . . .          9,485              4,070
   Undistributed (distributions in excess of) accumulated earnings . . . . . . . . . . . . . . .        (4,045)                270
                                                                                                        -------            -------
           Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         71,935             68,320
                                                                                                        -------            -------
           Total liabilities and shareholders' equity  . . . . . . . . . . . . . . . . . . . . .       $168,858           $165,751
                                                                                                        =======            =======


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                 (unaudited)



                                                                       For the Three Months Ended       For the Nine Months Ended
                                                                              September 30,                  September  30,
                                                                              ------------                   --------------
                                                                          1997            1996           1997           1996
                                                                          ----            ----           ----           ----
 Investment income:
   Interest  . . . . . . . . . . . . . . . . . . . . . . . . .           $3,614          $3,015        $10,652          $10,240
   Dividends and other income  . . . . . . . . . . . . . . . .              359             422          1,189            1,252
                                                                          -----           -----         ------           ------
     Total investment income . . . . . . . . . . . . . . . . .            3,973           3,437         11,841           11,492
                                                                          -----           -----         ------           ------
 Expenses:
   Interest expense  . . . . . . . . . . . . . . . . . . . . .            1,951           1,916          5,869            5,607
   Investment advisory fee . . . . . . . . . . . . . . . . . .              770             754          2,297            2,192
   Other operating expenses  . . . . . . . . . . . . . . . . .              705              19          1,041              586
                                                                          -----           -----         ------            -----
     Total expenses  . . . . . . . . . . . . . . . . . . . . .            3,426           2,689          9,207            8,385
                                                                          -----           -----         ------            -----


 Net investment income . . . . . . . . . . . . . . . . . . . .              547             748          2,634            3,107


 Net realized gains on investments . . . . . . . . . . . . . .              224           2,225            838            8,376
                                                                          -----           -----         ------            -----

 Net investment income before net unrealized
    appreciation (depreciation) on investments . . . . . . . .              771           2,973          3,472           11,483


 Net unrealized appreciation (depreciation) on investments . .            3,438           2,732          5,415          (1,702)
                                                                          -----           -----         ------          ------

 Net increase in net assets resulting from
    operations . . . . . . . . . . . . . . . . . . . . . . . .          $ 4,209         $ 5,705        $ 8,887          $ 9,781
                                                                          =====          ======          =====           ======

 Earnings per common share . . . . . . . . . . . . . . . . . .          $  0.55         $  0.80        $  1.17          $  1.41
                                                                          =====           =====           ====           ======

 Weighted average number of common shares and
    common share equivalents outstanding . . . . . . . . . . .            7,592           7,056          7,468            6,839
                                                                          =====           =====         ======            =====



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                 ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                   (in thousands, except per share amounts)
                                 (unaudited)



                                                                                               For the Nine Months Ended
                                                                                                     September 30,
                                                                                                     ------------
                                                                                                      1997             1996
                                                                                                      ----             ----
 Increase in net assets resulting from operations:
   Net investment income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 2,634          $ 3,107
   Net realized gains on investments . . . . . . . . . . . . . . . . . . . . . . . . . .               838            8,376
   Net unrealized appreciation (depreciation) on investments . . . . . . . . . . . . . .             5,415          (1,702)
                                                                                                    ------          ------
       Net increase in net assets resulting from operations  . . . . . . . . . . . . . .             8,887            9,781
                                                                                                    ------           ------

 Distributions to shareholders:
   Common stock dividend . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (7,622)          (5,701)
   Preferred stock dividend  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (165)            (165)
                                                                                                   -------          -------
       Net decrease in net assets resulting from distributions to shareholders . . . . .           (7,787)          (5,866)
                                                                                                   -------          -------

 Capital share transactions:
   Net increase in notes receivable from sale of common stock  . . . . . . . . . . . . .           (3,592)            (334)
   Issuance of common stock upon the exercise of stock options . . . . . . . . . . . . .             5,263            1,087
   Issuance of common stock in lieu of cash distributions  . . . . . . . . . . . . . . .               844            1,089
   Issuance of common stock in rights offering . . . . . . . . . . . . . . . . . . . . .                -             8,264
                                                                                                   -------           ------
       Net increase in net assets resulting from capital share transactions  . . . . . .             2,515           10,106
                                                                                                   -------           ------

 Net increase in net assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,615           14,021

 Net assets at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . .            68,320           57,181
                                                                                                    ------           ------

 Net assets at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            71,935           71,202

 Preferred stock of wholly owned subsidiary  . . . . . . . . . . . . . . . . . . . . . .           (6,000)          (6,000)
                                                                                                   ------           ------

 Net asset value available to common shareholders  . . . . . . . . . . . . . . . . . . .           $65,935          $65,202
                                                                                                    ======           ======

 Net asset value per common share  . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  8.53          $  9.28
                                                                                                    ======           ======

 Common shares outstanding at end of period  . . . . . . . . . . . . . . . . . . . . . .             7,732            7,026
                                                                                                    ======           ======



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                                               For the nine      For the nine
                                                                                               months ended      months ended
                                                                                              September 30,     September 30,
                                                                                              -------------     -------------
                                                                                                   1997              1996
                                                                                                   ----              ----
Cash Flows From Operating Activities:
  Net increase in net assets resulting from operations  . . . . . . . . . . . . . . . . .             $ 8,887           $ 9,781
  Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
     Net unrealized (appreciation) depreciation on investments  . . . . . . . . . . . . .             (5,415)             1,702
     Net realized gains on investments  . . . . . . . . . . . . . . . . . . . . . . . . .               (838)           (8,376)
     Amortization of loan discounts . . . . . . . . . . . . . . . . . . . . . . . . . . .             (1,234)           (1,128)

     Changes in assets and liabilities:
       Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,087             (964)
       Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 145             (602)
                                                                                                      -------            ------
          Net cash provided by operating activities . . . . . . . . . . . . . . . . . . .               2,632               413
                                                                                                      -------            ------

Cash Flows From Investing Activities:
     Investments in small business concerns . . . . . . . . . . . . . . . . . . . . . . .            (26,326)          (27,742)
     Net investments in U.S. government securities  . . . . . . . . . . . . . . . . . . .            (14,248)                 -
     Collections from loans and debt securities and other investment assets                            24,424            20,132
     Net proceeds from sale of equity securities  . . . . . . . . . . . . . . . . . . . .               1,724            10,577
     Collections from notes receivable from sale of common stock  . . . . . . . . . . . .               1,075                66
                                                                                                      -------            ------
          Net cash (used in) provided by investing activities . . . . . . . . . . . . . .            (13,351)             3,033
                                                                                                      -------            ------
Cash Flows From Financing Activities:
     Sale of common stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 595             8,950
     Common stock dividends and distributions . . . . . . . . . . . . . . . . . . . . . .             (9,546)           (8,200)
     Preferred stock dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (220)             (220)
     Net proceeds from the issuance (repayment) of debentures
          and notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (3,650)             5,000
     Net borrowings (payments) on revolving line of credit  . . . . . . . . . . . . . . .               5,820           (1,500)
                                                                                                      -------            ------
          Net cash (used in) provided by financing activities . . . . . . . . . . . . . .             (7,001)             4,030
                                                                                                      -------            ------
Net (decrease) increase in cash and cash equivalents  . . . . . . . . . . . . . . . . . .            (17,720)             7,476

Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . . . . . . . .              44,915            22,743
                                                                                                       ------            ------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . . . . . . . .             $27,195           $30,219
                                                                                                       ======            ======





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  ALLIED CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

NOTE 1.  GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of Allied Capital Corporation and its subsidiaries (the Company) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of operations, changes in net assets, and cash flows for the periods indicated. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the full year. Certain reclassifications have been made to the 1996 financial statements in order to conform to the 1997 presentation.

NOTE 2.  DIVIDENDS

The Company's board of directors declared and the Company paid three dividends to common shareholders totaling $1.02 per common share during the nine months ended September 30, 1997. The Company paid quarterly dividends equal to $0.33, $0.34 and $0.35 per common share for the three months ended March 31, 1997, June 30, 1997 and September 30, 1997, respectively. In connection with these dividends, the Company paid cash of $7.1 million and distributed new shares of common stock to participants in the dividend reinvestment plan with a value of $0.5 million for a total of $7.6 million.

The board of directors declares dividends based upon estimates of the Company's taxable income (including ordinary investment income and capital gain income) for the year. Taxable income and the net increase in net assets resulting from operations can differ substantially during a taxable year, due to differences in the timing of recognition of gains and losses on the disposition of
portfolio securities.   For purposes of financial reporting, the net increase
in net assets resulting from operations includes the effect of both realized and unrealized gains and losses associated with the portfolio over time. For purposes of computing taxable income, gains and losses are recognized only when realized through disposition.

NOTE 3.  DEBT

The Company had outstanding borrowings of $5.8 million under its revolving line of credit agreement as of September 30, 1997. Borrowings under this facility bear interest at the 30-day LIBOR rate plus 2.5 percent per annum, or 8.2% per annum. The Company negotiated an increase of its line of credit to $25 million; however, the borrowing capacity decreases to $10 million as of December 30, 1997, and the line of credit agreement matures on September 30, 1998.

As of September 30, 1997, the Company also had outstanding borrowings equal to $3,950,000 from various commercial banks. The Company can only use the proceeds from the notes to fund loans or investments with qualifying businesses within the relevant commercial bank's Community Reinvestment Act assessment area.
Each note bears interest at the 90-day treasury bill rate until the Company invests the proceeds in a qualifying business. After the investment is funded, the interest rate changes to a five-year treasury note rate. A separate calculation will be made of the profits derived from the loans and investments in qualified businesses funded from each note's proceeds. Such profits will be calculated net of losses, coupon interest payments, transaction costs and a 2.5% investment management fee. Then, 10% of the net amount will be paid to the holder of the note as additional interest. The 10% additional interest will be calculated as of the end of each calendar year. As of September 30, 1997, none of the proceeds received have been invested in a qualifying business.

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


                                                    Three Months Ended           Nine Months Ended
                                                    ------------------           -----------------
                                                       September 30,               September 30,
                                                       -------------               -------------


                                                       1997        1996         1997           1996
                                                       ----        ----         ----           ----
Net income                                           $4,209      $5,705       $8,887         $9,781
                                                      =====       =====        =====          =====

Basic average shares outstanding                      7,523       6,987        7,397          6,791
                                                      =====       =====        =====          =====

Basic net income per share                            $0.55       $0.81        $1.18          $1.42
                                                      =====       =====        =====          =====

Effect of dilutive securities:

Outstanding stock options                                69          69           71             48
                                                      -----       -----        -----          -----

Diluted average shares outstanding                    7,592       7,056        7,468          6,839
                                                      =====       =====        =====          =====

Diluted net income per share                          $0.55       $0.80        $1.17          $1.41
                                                      =====       =====        =====          =====


NOTE 5.  COMMITMENTS AND CONTINGENCIES

The Company had commitments outstanding of $16.8 million at September 30, 1997 to invest in various existing and prospective portfolio companies.

The Company is party to certain lawsuits. While the outcome of these legal proceedings cannot at this time be predicted with certainty, management does not expect that these actions will have a material effect upon the consolidated financial position of the Company.


NOTE 6. MERGER

On August 14, 1997, the Company announced that it has entered into an Agreement and Plan of Merger (the "Merger Agreement") with Allied Capital Corporation II, Allied Capital Commercial Corporation, Allied Capital Lending Corporation and Allied Capital Advisers, Inc. (collectively, the "Companies") pursuant to which the Company and Allied Capital Corporation II, Allied Capital Commercial Corporation, and Allied Capital Advisers, Inc. would merge with and into Allied Capital Lending Corporation through a stock for stock exchange (the "Merger"). Pursuant to the terms of the Merger Agreement, stockholders of the Company at the effective time of the merger will receive 1.07 shares of the merged entity. The Merger is subject to the approval by at least two-thirds of the stockholders of each of the merging companies, as well as subject to certain regulatory approvals, and other customary closing conditions. The Special Meetings of Stockholders of the Companies to vote on the Merger and the other related transactions are scheduled to be held on November 26, 1997. The Joint Proxy Statement/Prospectus relating to the Merger was distributed to stockholders on or about October 14, 1997.

Applications have been submitted by the Companies to the Securities and Exchange Commission and the Small Business Administration seeking certain exemptive relief and approvals in connection with the Merger. Such applications are currently pending before such agencies. If all required approvals are obtained, the Company anticipates the Merger would be effective on December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

For the three months ended September 30, 1997, the net increase in net assets resulting from operations was $4.2 million, or $0.55 per common share, as compared to $5.7 million, or $0.80 per common share, for the third quarter of 1996. Earnings for the third quarter of 1997 as compared to the same period in 1996 were lower even though total investment income increased by 16% to $4.0 million from $3.4 million in 1996. The increase in total investment income was offset by a net decrease in the amount of realized gains and unrealized appreciation recorded on certain investments during the quarter ended September 30, 1997 as compared to the same period of 1996. This decrease was due primarily to the timing of exiting certain investments. In addition, other operating expenses for the three months ended September 30, 1997 increased significantly over 1996 amounts due to certain nonrecurring expenses totaling $0.6 million. The nonrecurring expenses recorded in the third quarter of 1997 included Merger related expenses and legal fees associated with a portfolio investment.

Earnings on a quarter-to-quarter comparison basis can be significantly effected by the timing of recognizing realized gains and changes in valuations of portfolio investments, and therefore, quarterly earnings are not necessarily indicative of annual results. Realized gains and unrealized appreciation equaled $3.7 million for the three months ended September 30, 1997, of which $3.4 million was primarily due to net increases in the carrying values of the Company's equity positions in certain portfolio companies (see Portfolio Changes). For the comparable period in 1996, realized gains and unrealized appreciation equaled $4.9 million, of which, realized gains equaled $2.2 million and unrealized appreciation for the period equaled $2.7 million.

Total interest income increased 20% to $3.6 million in the third quarter of 1997 from $3.0 million for the same period last year. Average total investments outstanding for the third quarter of 1997 were higher than the third quarter of 1996, which caused the increase in interest income for 1997. The Company made new investments totaling $26.3 million in the first nine months of 1997, and received repayments and proceeds from the exit of investments totaling $26.1 million.

Total expenses increased 27% to $3.4 million for the third quarter 1997 as compared to $2.7 million for the third quarter of 1996. Interest expense increased 2% during the third quarter of 1997 as compared to the same quarter of the previous year because the Company's outstanding borrowings increased to $92.8 million as of September 30, 1997 from $86.3 million at September 30, 1996. The Company's investment advisory fee increased $16,000 to $770,000 for the quarter ended September 30, 1997 from $754,000 in the third quarter of 1996. The investment advisory fee increased due to an increase in assets at September 30, 1997 as compared to September 30, 1996 that are subject to the 2.5% per annum advisory fee. Other operating expenses increased $0.7 million for the three months ended September 30, 1997 as compared to the prior period in 1996. During the third quarter of 1997, the Company incurred certain expenses related to the proposed Merger announced to shareholders in August 1997. These expenses approximated $0.3 million and included investment banking fees and legal fees. Other operating expenses also included $0.2 million in non-recurring legal costs associated with the portfolio.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net increase in net assets resulting from operations was $8.9 million, or $1.17 per common share, for the nine months ended September 30, 1997, compared to $9.8 million, or $1.41 per common share, for the same period in 1996.

Realized gains and unrealized appreciation equaled $6.3 million for the nine months ended September 30, 1997, of which $5.4 million was due to net increases in the carrying values of the Company's equity positions in certain portfolio companies. For the comparable period in 1996, realized gains and unrealized depreciation equaled $6.7 million, of which realized gains equaled $8.4 million and unrealized depreciation for the period equaled $1.7 million.

Net investment income decreased approximately 15% to $2.6 million from $3.1 million for the nine months ended September 30, 1997 and 1996, respectively. This decrease is primarily due to the increase in certain nonrecurring expenses realized during the third quarter of 1997 that have been included in other operating expenses. Total interest income increased 4% to $10.7 million for the nine months ended September 30, 1997 from $10.2 million for the same period last year. Average investments outstanding during 1997 exceeded 1996 amounts, which resulted in the increase in interest income for 1997.

Total expenses increased 10% to $9.2 million for the nine months ended September 30, 1997 as compared to $8.4 million for the third quarter of 1996. Interest expense increased 5% during the nine months ended September 30, 1997 as compared to the same quarter of the previous year due to a net increase in outstanding debt during 1997. The Company's investment advisory fee increased 5% to $2.3 million for the nine months ended September 30, 1997 from $2.2 million for the same period of 1996. The investment advisory fee increased in 1997 as compared to 1996 because assets that were subject to the 2.5% per annum advisory fee at each quarter end in 1997 have been greater than the 1996 amounts. Other operating expenses increased $0.5 million for the nine months ended September 30, 1997 as compared to the prior period in 1996. In 1997, the Company has incurred certain expenses related to the proposed Merger announced to shareholders in August 1997. These expenses approximated $0.3 million and included investment banking fees and legal fees. Other operating expenses also included $0.2 million in non-recurring legal expenses associated with the portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Total assets increased $3.1 million to $168.9 million as of September 30, 1997 from $165.8 million as of December 31, 1996. Total investments as of September 30, 1997 increased $7.2 million from December 31, 1996 as new investments and net changes in investment valuations exceeded repayments during the nine months ended September 30, 1997. The Company has invested $14.7 million in U.S. government securities with maturities ranging from three months to one year in order to maximize returns on excess cash resources. Cash and cash equivalents decreased $17.7 million to $27.2 million as of September 30, 1997, primarily due to new investments in small business concerns and the purchase of the U.S. government securities.

In order to fund its investments in small businesses, the Company has cash, a line of credit with a commercial bank, a commitment from the Overseas Private Investment Corporation (OPIC), a note with an insurance company, debentures from the U.S. Small Business Administration (SBA) and other sources. The Company had total cash, cash equivalents and U.S. government securities available at September 30, 1997 of $41.9 million and available credit facilities of $30.5 million. Of this availability, $19.2 million is related to the Company's $25 million line of credit agreement with a commercial bank of which, $15 million, if borrowed, would mature on December 30, 1997. The Company is currently negotiating this line of credit with the bank to extend the maturity beyond December 30, 1997. The Company's long term debentures and notes payable generally require significant prepayment penalties; therefore, the Company does not plan to repay this debt prior to the respective maturity dates.

At September 30, 1997, outstanding commitments for future financings by the Company were $16.8 million, of which approximately $11 million has been funded during the fourth quarter of 1997. Given the balance of cash, cash equivalents, and U.S. government securities at September 30, 1997 and the available credit facilities, the Company believes that it has adequate capital to continue to satisfy its operating needs, commitments and other future investment opportunities that may arise within the next twelve months.

PORTFOLIO CHANGES

For the nine months ended September 30, 1997 the Company's portfolio appreciated, net of depreciation, by $5.4 million due to the change in market prices for public equity investments, and changes in value of certain private investments.

The disposition of certain portfolio investments resulted in unrealized appreciation (depreciation) and the recognition of realized gains (losses) during the nine months ended September 30, 1997 as follows:

                                                           Unrealized                         Realized
                                                           Appreciation                           Gain
                                                           (Depreciation)                       (Loss)
                                                           --------------                       ------
ASW Holding Corporation                                     $    (374,000)            $        715,000
BSI Holdings                                                            -                      180,000
Contemporary Media, Inc.                                          (58,000)                     143,000
Directory Lending                                                 325,000                       54,000
Enviroplan, Inc.                                                  341,000                     (396,000)
Gulf South                                                              -                      (19,000)
Kirker Enterprises, Inc.                                                -                       26,000
ProAir Services, LP                                                     -                      126,000
U.S. Government Securities                                              -                        9,000


The Company's public equity investments which appreciated (depreciated) in value during the nine months ended September 30, 1997 were as follows:

                                                                    Unrealized
                                                                    Appreciation
                                                                    (Depreciation)
                                                                    --------------
                 Allied Capital Lending Corporation                 $   812,000
                 Au Bon Pain Co., Inc.                                  251,000
                 Brazos Sportswear, Inc.                                923,000
                 DeVlieg Bullard, Inc.                                  263,000
                 DMI Furniture, Inc.                                     75,000
                 Esquire Communications, Ltd.                           930,000
                 Labor Ready, Inc.                                    1,151,000
                 MLX/SinterMet Corporation                               21,000
                 Nobel Education Dynamics, Inc.                        (118,000)
                 Pico Products                                          153,000
                 Quality Software Products Holdings, PLC                 14,000
                 The Peerless Group, Inc.                              (452,000)

In addition, the Company's investments in the following private companies also appreciated (depreciated) during the nine months ended September 30, 1997:
Julius Koch USA, Inc. - $1,066,000; Grant Broadcasting Systems II - $672,000; DEH - $576,000; Wincapp Broadcasting - $227,000; and Contemporary Industries - ($1,284,000). The remaining portfolio had net depreciation of $99,000 during the nine months ended September 30, 1997.

FACTORS AFFECTING THE COMPANY'S BUSINESS

Proposed Merger. On August 14, 1997, the Company announced that it has entered into an Agreement and Plan of Merger (the "Merger Agreement") with Allied Capital Corporation II, Allied Capital Commercial Corporation, Allied Capital Lending Corporation and Allied Capital Advisers, Inc. (collectively, the "Companies") pursuant to which the Company and Allied Capital Corporation II, Allied Capital Commercial Corporation, and Allied Capital Advisers, Inc. would merge with and into Allied Capital Lending Corporation through a stock for stock exchange (the "Merger"). Pursuant to the terms of the Merger Agreement, stockholders of the Company at the effective time of the merger will receive
1.07 shares of the merged entity. The Merger is subject to the approval by at least two-thirds of the stockholders of each of the merging companies, as well as subject to certain regulatory approvals, and other customary closing conditions. The Special Meetings of Stockholders of the Companies to vote on the Merger and the other related transactions are scheduled to be held on November 26, 1997. The Joint Proxy Statement/Prospectus relating to the Merger was distributed to stockholders on or about October 14, 1997.

Applications have been submitted by the Companies to the Securities and Exchange Commission and the Small Business Administration seeking certain exemptive relief and approvals in connection with the Merger. Such applications are currently pending before such agencies. If all required approvals are obtained, the Company anticipates the Merger would be effective on December 31, 1997.

In accordance with the terms of the Merger Agreement, the Company will distribute to its shareholders all of the shares of Allied Capital Lending Corporation currently held in the Company's portfolio prior to the effective time of the Merger. If the Merger is approved, the distribution will be made in lieu of the Company's regular fourth quarter or annual extra dividend. If the Merger is not approved, the board of directors of the Company will reevaluate the Company's dividends for the remainder of 1997 in December.

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

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) List of Exhibits

             3(ii) Bylaws
             11 Statement of Computation of Earnings Per Share

         (b) Reports on Form 8-K
             No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

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

                                        ALLIED CAPITAL CORPORATION
                                        --------------------------
                                        (Registrant)



                                        /s/ Jon A. DeLuca
                                        ----------------------------------------
Date: November 13, 1997                 Jon A. DeLuca
      -----------------                 Principal and Chief Financial Officer